Form 10-Q
period 2009-04-30
Ukragro Corp
filed 2009-06-15
CIK 1453122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 333-156594


                               UKRAGRO CORPORATION
             (Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,502,000 as of June 3, 2009

FINANCIAL STATEMENTS

Ukragro Corporation

April 30, 2009

                                                                           Index
                                                                           -----

Balance Sheets (unaudited)................................................  3

Statements of Operations (unaudited)......................................  4

Statements of Cash Flows (unaudited)......................................  5

Statement of Changes in Stockholders' Equity (Deficit) (unaudited)........  6

Notes to the Financial Statements (unaudited).............................  7

                               Ukragro Corporation
                          (A Development Stage Company)
                                 Balance Sheets
                    As of April 30, 2009 and October 31, 2008
                                   (Unaudited)

                                                                            April 30,         October 31,
                                                                              2009               2008
                                                                            --------           --------
ASSETS

Current Assets
  Cash                                                                      $ 24,439           $    100
                                                                            --------           --------

Total Assets                                                                $ 24,439           $    100
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $     --           $     --
  Due to related parties                                                         405                405
                                                                            --------           --------
                                                                                 405                405

Stockholders' Equity (Deficit)
  Common stock, 75,000,000 shares authorized, $.00001 par value,
   2,502,000 and 2,000,000 shares issued and outstanding, respectively            25                 20
  Additional paid-in capital                                                  28,576                481
  Deficit accumulated during the development stage                            (4,567)              (806)
                                                                            --------           --------
Total Stockholders' Equity (Deficit)                                          24,034               (305)
                                                                            --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                        $ 24,439           $    100
                                                                            ========           ========


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                               Ukragro Corporation
                          (A Development Stage Company)
                            Statements of Operations
           For the Three and Six Months Ended April 30, 2009 and from
               October 23, 2008 (Inception) Through April 30, 2009
                                   (Unaudited)

                                                                                                   October 23, 2008
                                                        For the three          For the six           (inception)
                                                         months ended          months ended            through
                                                        April 30, 2009        April 30, 2009        April 30, 2009
                                                        --------------        --------------        --------------
Operating Expenses
  Consulting services                                     $       750           $     1,500           $     1,750
  General and administrative                                      741                   761                   792
  Rent                                                            750                 1,500                 1,750
  Legal and accounting                                             --                    --                   275
                                                          -----------           -----------           -----------
Total Expenses                                                  2,241                 3,761                 4,567
                                                          -----------           -----------           -----------

Net Loss                                                  $    (2,241)          $    (3,761)          $    (4,567)
                                                          ===========           ===========           ===========

Net Loss Per Common Share - Basic and Diluted             $     (0.00)          $     (0.00)
                                                          ===========           ===========

Weighted Average Number of Common Shares Outstanding        2,502,000             2,287,348
                                                          ===========           ===========


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                               Ukragro Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                For the Six Months Ended April 30, 2009 and from
               October 23, 2008 (Inception) Through April 30, 2009
                                   (Unaudited)

                                                                            October 23, 2008
                                                         For the six           (inception)
                                                        months ended            through
                                                       April 30, 2009        April 30, 2009
                                                       --------------        --------------
Operating Activities
  Net loss                                               $ (3,761)             $ (4,567)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Donated consulting services and expenses               3,000                 3,500
     Imputed interest on due to related parties                --                     1
                                                         --------              --------

Net Cash Used in Operating Activities                        (761)               (1,066)
                                                         --------              --------
Financing Activities
  Increase on due to directors                                 --                   405
  Proceeds from the sale of common stock                   25,100                25,100
                                                         --------              --------

Net Cash Provided by Financing Activities                  25,100                25,505
                                                         --------              --------

Increase in Cash                                           24,339                24,439

Cash - Beginning of Period                                    100                    --
                                                         --------              --------

Cash - End of Period                                     $ 24,439              $ 24,439
                                                         ========              ========

Supplemental Disclosures:
  Interest paid                                          $     --              $     --
  Income taxes paid                                            --                    --
                                                         ========              ========


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                               Ukragro Corporation
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
     For the Period From October 23, 2008 (Inception) Through April 30, 2009
                                   (Unaudited)

                                                                 Additional
                                            Common Stock          Paid-in      Accumulated
                                        Shares       Amount       Capital       Deficit          Total
                                        ------       ------       -------       -------          -----
Balances at October 23, 2008                 --      $   --      $     --       $     --       $     --
Issuance of founder's shares          2,000,000          20           (20)            --             --
Donated services                             --          --           500             --            500
Imputed interest                             --          --             1             --              1
Net loss                                     --          --            --           (806)          (806)
                                      ---------      ------      --------       --------       --------
Balances at October 31, 2008          2,000,000          20           481           (806)          (305)
                                      =========      ======      ========       ========       ========

Issuance of shares for cash             502,000           5        25,095             --         25,100
Donated services                             --          --         3,000             --          3,000
Net loss                                     --          --            --         (3,761)        (3,761)
                                      ---------      ------      --------       --------       --------

Balances at April 30, 2009            2,502,000      $   25      $ 28,576       $ (4,567)      $ 24,034
                                      =========      ======      ========       ========       ========


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                               Ukragro Corporation
                        Notes to the Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Ukragro Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Ukragro Corporation be unable to continue as a going concern. As of April 30, 2009 Ukragro Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $4,567 since inception. The continuation of Ukragro Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ukragro Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Ukragro Corporation' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2009, the Ukragro recognized a total of $3,000 for donated rent and consulting services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital

NOTE 4 - COMMON STOCK

During the six months ended April 30, 2009, Ukragro Corporation issued 502,000 common shares at $0.05 per share, for proceeds of $25,100.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON OCTOBER 23, 2008 TO JANUARY 31, 2009

During this period we incorporated the company, hired an attorney and an auditor. We also prepared an internal business plan. Our loss since inception is $4,567 of which $275 is for legal and accounting fees, $1,750 is for rent,

$1,750 is for consulting services, and $792 is for filing fees and general office expenses.

Since inception, we have issued 2,000,000 shares of common stock to our sole officer and director. In January 2009 the company sold 502,000 shares of common stock at a price of $0.05 per share for cash proceeds of $25,100.

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

We issued 2,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an issuance of founder's shares. Ms. Protskiv covered our initial expenses of $405 for incorporation, accounting and legal fees. The amount owed to Ms. Protskiv is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Protskiv is oral and there is no written document evidencing the agreement.

In January 2009, the company sold 502,000 shares of common stock at a price of $0.05 per share for cash proceeds of $25,100.

As of April 30, 2009, our total assets were $24,439 and our total liabilities were $405.

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

On January 21, 2009 we completed our public offering and raised $25,100 by selling 502,000 shares of common stock. Since then we have used the proceeds as follows:

              General & Administrative                    $   761
              Bank balance as of  April 30, 2009           24,439
                                                          -------

              TOTAL:                                      $25,200
                                                          =======

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                           Document Description
-----------                           --------------------

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of June, 2009.

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