Form 10-Q
period 2009-07-31
Ukragro Corp
filed 2009-09-21
CIK 1453122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER:	333-156594

UKRAGRO CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	98-0599925

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

239 B Schorsa Street
Zhitomir, Ukraine 10008

(Address of principal executive offices)

(011) 3805 0608 1534

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No
The number of shares outstanding of each of the issuer's classes of common equity as of September 18, 2009: 2,502,000 shares of common stock

UKRAGRO CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

Contents

			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Financial Statements (Unaudited)
		July 31, 2009
		Balance Sheets (Unaudited)	3
		Statements of Operations (Unaudited)	4
		Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5
		Statements of Cash Flows (Unaudited)	6
		Notes to the Financial Statements (Unaudited)	7
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	8
Item	3	Quantitative and Qualitative Disclosures About Market Risk	9
Item	4T	Controls and Procedures	9
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item	3	Defaults Upon Senior Securities	10
Item	4	Submission of Matters to a Vote of Security Holders	10
Item	5	Other Information	10
Item	6	Exhibits	10
SIGNATURES			11

UKRAGRO CORPORATION (A DEVELOPMENT STAGE COMPANY) Balance Sheets July 31, 2009
	July 31,	October 31,
	2009	2008

	(Unaudited)
Assets
Current assets:
Cash	$11,535	$100

Total assets	$11,535	$100

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$-	$-
Due to related parties	405	405

Total current liabilities	405	405

Stockholders' equity (deficit):
Authorized common stock, 75,000,000 shares, $.00001 par value;
Issued and outstanding:
2,502,000 shares at July 31, 2009 and
2,000,000 shares at October 31, 2008	25	20
Additional paid-in capital	30,076	481
Deficit accumulated during development stage	(18,971)	(806)

Total shareholders' equity (deficit)	11,130	(305)

Total liabilities and shareholders’ equity (deficit)	$11,535	$100

(See accompanying notes to financial statements) 3

UKRAGRO CORPORATION (A DEVELOPMENT STAGE COMPANY) Statements of Operations (Unaudited)
			Cumulative
			amounts from
			date of inception
			(October 23, 2008)
	Three month period ended	Nine month period ended	through
	July 31,	July 31,	July 31,
	2009	2009	2009

Operating expenses:
Consulting services	$750	$2,250	$2,500
General and administrative expenses	149	910	941
Rent	750	2,250	2,500
Legal and accounting	12,755	12,755	13,030

Total expenses	14,404	18,165	18,971

Net loss	$(14,404)	$(18,165)	$(18,971)

Net loss per common share - Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	2,502,000	2,359,685

(See accompanying notes to financial statements) 4

UKRAGRO CORPORATION (A DEVELOPMENT STAGE COMPANY) Statement of Changes in Stockholders’ Deficit October 23 (Inception) through July 31, 2009 (Unaudited)
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 23, 2008	-	$-	$-	$-	$-
Issuance of founder’s shares	2,000,000	20	(20)	-	-
Imputed interest	-	-	1	-	1
Donated services	-	-	500	-	500
Net loss	-	-	-	(806)	(806)

Balances at October 31, 2008	2,000,000	$20	$481	$(806)	$(305)

Issuance of shares for cash	502,000	5	25,095	-	25,100
Donated services	-	-	4,500	-	4,500
Net loss	-	-	-	(18,165)	(18,165)

Balances on July 31, 2009	2,502,000	$25	$30,076	$(18,971)	$11,130

(See accompanying notes to financial statements) 5

UKRAGRO CORPORATION (A DEVELOPMENT STAGE COMPANY) Statements of Cash Flows (Unaudited)
		Cumulative
		amounts from
		date of inception
		(October 23, 2008)
	Nine Month Period Ended	Through
	July 31,	July 31,
	2009	2009

Cash flows from operating activities:
Net loss	$(18,165)	$(18,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	1
Donated consulting and services expenses	4,500	5,000

Net cash used in operating activities	(13,665)	$(13,970)

Cash flows from financing activities:
Increase on due to directors	-	405
Proceeds from sale of common stock	25,100	25,100

Net cash provided by financing activities	25,100	25,505

Net change in cash and cash equivalents	11,435	11,535
Cash and cash equivalents:
Beginning of period	100	-

End of period	$11,535	$11,535

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

(See accompanying notes to financial statements) 6

UKRAGRO CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Ukragro Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Ukragro’s audited 2008 annual financial statements and notes thereto filed with the SEC on form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair representation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Ukragro’s 2008 annual financial statements have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Ukragro Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Ukragro Corporation be unable to continue as a going concern. As of July 31, 2009 Ukragro Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $18,971 since inception. The continuation of Ukragro Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ukragro Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Ukragro Corporation’ ability to continue as a going concern.

3. Related Party Transactions

For nine months ended July 31, 2009 the Company recognized a total of $4,500 due to directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

4. Common Stock

During the nine months ended July 31, 2009, Ukragro issued 502,000 common shares at $0.05 per share, for proceeds of $25,100.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

The following discussion and analysis provides information which management of Ukragro Corporation (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Because of the nature of a new company with limited operational history the reported results will not necessarily reflect the future.

Summary of Operations

Ukragro Corporation (“Ukragro”) was formed as a Nevada corporation on October 23, 2008 with principal offices located in Zhitomir, Ukraine. Ukragro’s primary focus is to establish SPA centers in urban areas, with our initial focus to be in the area of Zhitomir. The company intends to provide the most up-to-date skin care treatments and massage services through these SPA centers. Ukragro’s current focus is to further complete its business plan, perform marketing research to determine probable acceptance of the SPA centers and services to be provided; and, to build our web site to provide a convenient method to offer and market our product.

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

We will continue to seek additional financing in order to obtain the capital required to implement our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Going Concern

As of July 31, 209 Ukragro Corporation had a working capital deficiency, has not generated revenues and has accumulated losses of $18,971 since inception. The continuation of Ukragro Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ukragro Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Ukragro Corporation’ ability to continue as a going concern

Financial Summary

Results of Operations for the Nine-Months Ended July 31, 2009

The Company reports a net loss of $13,665 for the nine-months ended July 31, 2009. The net loss for the period is primarily comprised of $12,755 for legal and accounting expenses.

We have no comparative periods as our inception was October 23, 2008.

Liquidity and Capital Resources

During the nine-month period ending July 31, 2009 the Company’s cash position increased by $11,435. Cash used in operating activities totaled $13,665; no cash was used in investing activities; and, cash provided by financing activities totaled $25,100 from the sale of common stock.

Off-Balance Sheet Arrangements

None Applicable

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 15d-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective, given the scope of our current operations.

Changes in Internal Controls

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None, for the period ending July 31, 2009. At this time, the Company is unaware of any legal proceedings to which it is a potential party.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the period ending July 31, 2009
Item 3	Defaults upon Senior Securities
None, for the period ending July 31, 2009
Item 4	Submission of Matters to a Vote of Security Holders
None, for the period ending July 31, 2009
Item 5	Other Information
None.

Item 6 Exhibits and Reports

Exhibits

Ukragro Corporation includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.

Ukragro Corporation includes herewith the following exhibits:

31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)) 32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ukragro Corporation

Date: September 18, 2009	By: /s/ Maria Yahodka

Maria Yahodka, President
Principal Executive Officer
Principal Financial Officer