Form 10-K
period 2009-10-31
Ukragro Corp
filed 2010-02-18
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended  October 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to

Commission File Number: 333-156594

AMAROK RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	98-05999255 (IRS Employer Identification No.)
239 B Schorsa Street, Zhitomir, Ukraine 10008
 (Address of principal executive offices)

(949) 682-7889
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (Section 229.405 of this chapter) is not contained herin, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

ndicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 31, 2009, computed by reference to the bid/ask price of $0.01 at October 31, 2009 is $5,020.

The number of shares outstanding of the Registrant's common stock as of February 17, 2010 was 2,502,000

Table of Contents

Part I

Item 1. Business Item 1A. Risk Factors Item 2. Properties Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 3 3 3 3
Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and   Issuers Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T). Controls and Procedures
Item 9B. Other Information
4 4 4 6 15 15 15

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
16 17 18 18 19
Part IV
Item 15. Exhibits, Financial Statement Schedules Signatures	20

Part I

Item 1. Business

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation with principal offices located in Zhitomir, Ukraine. The Company’s primary focus was to establish SPA centers in urban areas, with our initial focus to be in the area of Zhitomir. The Company intended to provide the most up-to-date skin care treatments and massage services through these SPA centers.

The Company’s focus had been to further complete its business plan, perform marketing research to determine probable acceptance of the SPA centers and services to be provided; and, to build our web site to provide a convenient method to offer and market our product. We are currently considering business opportunities other than Spa Centers in urban areas.

On September 2, 2009, the Company filed an amendment to its articles of incorporation changing its name to Windsor Park Forex, Inc in anticipation of a possible new business opportunity which did not progress. On January 29, 2010, the Company again filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. in anticipation of a possible new business opportunity we hope to develop. In the January 29th amendment, the Company also changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001.

On January 29, 2010, the Company authorized a 60:1 stock split for all shares then outstanding. The stock-split is currently under review and will become effective upon approval by the reviewing regulatory agency.

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

We are presently a Shell company and have no defined business plan or operations.

Employees

We currently have 1 part-time employee, our President and sole Director. We expect to increase our future employee levels on an as needed basis once we develop a business plan.

Item 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Properties

Our executive offices are located at 239 B Schorsa Street, Zhitomir, Ukraine 10008. These offices were leased beginning October 2008 on a month-to-month basis at a rate of $250 per month. The facilities comprise approximately 2000 square feet consisting entirely of administrative office space.  We believe that our existing facilities are sufficient for our operational needs.

Item 3. Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, has been quoted on the Over the Counter Bulletin Board (OTCBB) since March 6, 2009 under the symbol “UKRA”. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
October 31, 2009	0.01	0.01
July 31, 2009	0.01	0.01
April 30, 2009	0.01	0.01
January 31, 2009	0.01	0.01
October 31, 2008	0.01	0.01

Holders

As of the October 31, 2009, there were approximately 35 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

None for the three month period ended October 31, 2009

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  All statements that are included in this Annual Report, other than statements of historical fact, are forward looking statements.  Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

The following discussion and analysis provides information which management of Amarok Resources, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Because of the nature of a new company with limited operational history the reported results will not necessarily reflect the future.

Summary of Operations

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation with principal offices located in Zhitomir, Ukraine. The Company’s primary focus was to establish SPA centers in urban areas, with our initial focus to be in the area of Zhitomir. The Company intended to provide the most up-to-date skin care treatments and massage services through these SPA centers.

The Company’s focus had been to further complete its business plan, perform marketing research to determine probable acceptance of the SPA centers and services to be provided; and, to build our web site to provide a convenient method to offer and market our product. We are currently considering business opportunities other than Spa Centers in urban areas.

On September 2, 2009, the Company filed an amendment to its articles of incorporation changing its name to Windsor Park Forex, Inc in anticipation of a possible new business opportunity which did not progress. On January 29, 2010, the Company again filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. in anticipation of a possible new business opportunity we hope to develop. In the January 29th amendment, the Company also changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001.

On January 29, 2010, the Company authorized a 60:1 stock split for all shares then outstanding. The stock-split is currently under review and will become effective upon approval by the reviewing regulatory agency.

On August 26, 2009, Maria Yahodka, resigned as the sole officer and director of the Company and appointed Dana Martin as the sole officer and director of the Company.

On January 4, 2010, Dana Martin, resigned as the sole officer and director of the Company and appointed Ron Ruskowsky as the sole officer and director of the Company.

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

We are presently a Shell company and have no defined business plan or operations.

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

We will continue to seek additional financing in order to obtain the capital required to implement a business plan.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

Going Concern

As of October 31, 2009 Amarok Resources, Inc. had a working capital deficiency, has not generated revenues and has accumulated losses of $35,270 since inception. The continuation of Amarok Resources, Inc. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Amarok Resources, Inc. to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Amarok Resources, Inc.’s ability to continue as a going concern

Financial Summary

Results of Operations for the Year Ended October 31, 2009

The Company reports a net loss of $34,464 for the year ended October 31, 2009. The net loss for the period is primarily comprised of legal, consulting and accounting expenses.

We have no comparative periods as our inception was October 23, 2008.

Liquidity and Capital Resources

During the year ending October 31, 2009 the Company’s cash position decreased by $100. Cash used in operating activities totaled $25,200; no cash was used in investing activities; and, cash provided by financing activities totaled $25,100 from the sale of common stock.

 Off-Balance Sheet Arrangements

None Applicable

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amarok Resources, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Amarok Resources, Inc. (A Development Stage Company) as of October 31, 2009 and 2008 and the related statements of operations, shareholders' equity and cash flows for each of the twelve month period then ended and the periods from inception (October 23, 2008) through October 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarok Resources, Inc. as of October 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
February 17, 2010

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(A Development Stage Company)
Balance Sheets

	October 31, 2009	October 31, 2008

ASSETS

Current Assets

Cash	$--	$100

Total Assets	$--	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$3,264	$--
Due to related parties	405	405
	3,669	405

Stockholders’ Deficit

Common stock, 175,000,000 shares authorized, $.001 par value, 2,502,000 and 2,000,000 shares issued and outstanding as of October 31, 2009 and October 31, 2008, respectively	2,502	2,000

Additional paid-in capital	29,099	(1,499)

Deficit accumulated during the development stage	(35,270)	(806)

Total Stockholders’ Deficit	(3,669)	(305)

Total Liabilities and Stockholders’ Deficit	$--	$100

See the accompanying notes to the financial statements

Amarok Resources, Inc.
 (Formerly Ukragro Corporation)
 (A Development Stage Company)
Statements of Operations

	For the Year ended October 31, 2009	From Inception (October 23, 2008) to October 31, 2008	From Inception (October 23, 2008) to October 31, 2009

Revenue	$--	$--	$--

Operating Expenses

Consulting Services	11,535	--	11,535
Compensation	3,000	250	3,250
General and administrative	1,374	30	1,404
Rent	3,000	250	3,250
Accounting	2,800	--	2,800
Interest Expense	--	1	1
Legal	12,755	275	13,030

Total Operating Expenses	34,464	806	35,270

Net Loss from Operations	(34,464)	(806)	(35,270)

Provision for Income Taxes	--	--	--
Net Loss	$(34,464)	$(806)	$(35,270)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,398,556	1,500,000

See the accompanying notes to the financial statements

Amarok Resources, Inc.
 (Formerly Ukragro Corporation)
 (A Development Stage Company)
Statements of Cash Flows

	For the Year ended October 31, 2009	From Inception (October 23, 2008) to October 31, 2008	From Inception (October 23, 2008) to October 31, 2009

Cash Flows from Operating Activities

Net loss	$(34,464)	$(806)	$(35,270)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services	6,000	500	6,500

Imputed Interest on due to directors		1	1

Changes in operating assets and liabilities

Increase in accounts payable	1,400	--	1,400
Increase in payable to other	1,864	--	1,864

Net Cash (Used in) Operating Activities	(25,200)	(305)	(25,505)

Cash Flows from Financing Activities

Advances from directors	--	405	405
Proceeds from the sale of common stock	25,100	--	25,100

Net Cash Provided by Financing Activities	25,100	405	25,505

Increase (Decrease) in Cash	(100)	100	--

Cash – Beginning of Period	100	--	--

Cash – End of Period	$--	$100	$--

Supplemental Disclosures:

Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

See the accompanying notes to the financial statements

Amarok Resources, Inc.
 (Formerly Ukragro Corporation)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from Inception (October 23, 2008) Through October 31, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at October 23, 2008	--	$--	$--	$--	$--
Issuance of founder’s shares	2,000,000	2,000	(2,000)	--	--

Contributed rent and consulting services	--	--	500	--	500
Imputed Interest	--	--	1	--	1
Net loss	--	--	--	(806)	(806)
Balances at October 31, 2008	2,000,000	2,000	(1,499)	(806)	(305)
Issuance of common stock	502,000	502	24,598	--	25,100

Contributed rent and consulting services	--	--	6,000	--	6,000
Net loss	--	--	--	(34,464)	(34,464)
Balances at October 31, 2009	2,502,000	$2,502	$29,099	$(35,270)	$(3,669)

See the accompanying notes to the financial statements

Amarok Resources, Inc.
 (Formerly Ukragro Corporation)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation. On September 2, 2009, the Company filed an amendment to its articles of incorporation changing its name to Windsor Park Forex, Inc. On January 29, 2010, the Company again filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. In the January 29th amendment, the Company also changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001. The accompanying financial statements have been restated to reflect the change in capital as if it occurred at the Company’s inception.

The Company is currently in the development stage as defined under the provisions of Accounting Codification Standard (“ASC”) 915-10.  The Company is currently seeking an operating business in which to acquire.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As at October 31, 2009 the Company has a working capital deficiency of $3,669, has not generated revenues and has accumulated losses of $35,270 since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2009. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, formerly SFAS No. 128, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended October 31, 2009 and 2008, there were no common stock equivalents.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, formerly Statement No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, formerly SFAS No. 159, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, formerly SFAS 165, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 - FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), formerly SFAS 157, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2
               Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3
               Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2009 and 2008:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 4 - RELATED PARTY TRANSACTIONS

For period from Inception (October 23, 2008) to October 31, 2008, the Company recognized donated services totaling $250 and office rent totaling $250 with an offset to additional paid-in capital of $500, which represents the estimated fair value of the donated services and office space.

For year ended October 31, 2009 the Company recognized donated services totaling $3,000 and office rent totaling $3,000 with an offset to additional paid-in capital of $6,000, which represents the estimated fair value of the donated services and office space.

NOTE 5 – COMMON STOCK

In October 2008, the Company issued 2,000,000 shares of its common stock to its founder.

In January 2009, the Company issued 502,000 shares of common stock in a private placement at $0.05 per share for $25,100.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under ASC No. 740, formerly SFAS 109, (ASC 740), “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of October 31, 2009, the Company had estimated federal net operating loss carryforwards totaling approximately $29,000 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At October 31, 2009, the Company’s gross deferred tax asset totaled $10,150. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

Net deferred tax assets consist of the following components as of:

	October 30, 2009	October 30, 2008
Deferred Tax	$10,150	$107
Valuation Allowance	(10,150)	(107)
Net deferred tax Asset	$--	$--

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through February 16, 2010, the date these financial statements were issued.

On January 29, 2010, the Company authorized a 60:1 stock split for all shares then outstanding. The stock-split is currently under review and will become effective upon approval by the reviewing regulatory agency.

Item 9. Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13(a) – 15(f) promulgated under the Securities Exchange Act of 1934, as amended. The purpose of an internal control system is to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than consequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

o	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
o	A formal, internal accounting system has not been implemented.
o	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of October 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended October 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 Inherent Limitations of Internal Controls

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are the executive officers, directors, and key employees of the Company and hold the offices set forth opposite their names.

Name	Age	Position

Ron Ruskowsky	42	Chairman, President, Treasurer and Principal Executive and Principal Financial Officer

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The directors of the Company are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of the Company.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of the Company and any prior or current employer.

The Company has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers:

Ron Ruskowsky became our President, Chief Executive Officer, Chairman, and principal shareholder on January 4, 2010. Mr. Ruskowsky has a diverse and strong background in corporate structure, management and finance.  He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 22 years. Mr. Ruskowsky has been involved in the start-up and development phase of companies involved in precious and base metal exploration, oil and gas exploration and development and sales, real estate development, as well as offering consulting services to numerous small companies since the late 1990's. Mr. Ruskowsky has significant experience and knowledge in managing the growth of small cap resource companies.  Mr. Ruskowsky is currently President and CEO of Royal Quantum Group, Inc., a public company currently quoted on the OTCBB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons, the Company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended October 31, 2009 were filed.

Code of Ethics

As a company with only one officer and director, as of yet, we have not adopted a code of ethics that applies to the Principal Executive Officer and Principal Financial and Accounting Officers.  However, we plan to do so in the near future and will provide to any person without charge, upon request, a copy of our code of ethics.  Request may be directed to our Principal Executive Offices.

Board of Director Meetings and Committees

Our Board of Directors consists of a sole member and has acted through unanimous consent resolutions.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert but intend to retain one in conjunction with the growth of our business. We have determined that for the purpose of and pursuant to the instructions of item 407(d) of regulation S-K titled Audit Committee Financial Expert, we do not currently have a member that possesses the attributes of an “audit committee financial expert”.

Similarly we do not have a nominating committee or a committee performing similar functions. Presently, our entire board serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future.

The Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Item 11. Executive Compensation
The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended October 31, 2009 to:
•	all individuals that served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2009 and
•
all individuals that served as executive officers of ours at any time during the fiscal year ended October 31, 2009 that received annual compensation during the fiscal year ended October 31, 2009 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Current Officers/Directors

Ron Ruskowsky	2009	0	0	0	0	0	0	0
Chief Executive and Financial Officer (1/28/10)

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table

Director Compensation

Name	Year	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ron Ruskowsky	2009	0	0	0	0		0	0
Director (1/28/10)

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Employment Agreements
None of our employees have written employment agreements. All of our other employees are employees at will and can be terminated upon notice.

Compensation of Directors
There are currently no compensation arrangements in place for members of the Board of Directors acting as such. We expect to establish these arrangements as new members are appointed to the Board of Directors. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of February 16, 2010; the beneficial ownership of Amarok Resources, Inc. common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company’s common stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly:

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Amarok Resources, Inc., 239 B Schorsa Street, Zhitomir, Ukraine 1008. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days of the Closing Date of the Merger are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding(1)
Officers and Directors
Ron Ruskowsky	2,000,000	79.9%

5% Owners

Officers and Directors as a Group	0	79.9%

*Less than 1%.

(1)	Based on 2,502,000 shares of Common Stock issued and outstanding on February 16, 2010

Equity Compensation Plan Information

We have no Equity Compensation Plan

Item 13. Certain Relationships and Related Transactions

For period from Inception (October 23, 2008) to October 31, 2008, the Company recognized donated services totaling $250 and office rent totaling $250 with an offset to additional paid-in capital of $500, which represents the estimated fair value of the donated services and office space.

For year ended October 31, 2009 the Company recognized donated services totaling $3,000 and office rent totaling $3,000 with an offset to additional paid-in capital of $6,000, which represents the estimated fair value of the donated services and office space.

In October 2008, we issued a total of 2,000,000 shares of restricted common stock to Maria Yahodka, our former sole officer and director. These shares represent 100% of our issued and outstanding shares at the time of issue.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending October 31, 2009 and 2008 were: $2,800 and $0, respectively.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending October 31, 2009 and 2008.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending October 31, 2009 and 2008.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending October 31, 2009 and 2008.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending October 31, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

 The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15. Exhibits, Financial Statement Schedules

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

3.3           Amended Articles of Incorporation

31.1           Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1           Certification of Principal Executive Officer (18 U.S.C. 1350)

Amarok Resources, Inc. includes herein the following financial statements:

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amarok Resources, Inc.

Date: February 17, 2010	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
President, Principal Executive Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2010	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
President, Principal Executive Officer
and Principal Accounting Officer