Form 10-K/A
period 2009-10-31
Ukragro Corp
filed 2010-02-19
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
TO
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

The number of shares outstanding of the Registrant's common stock as of February 17, 2010 was 2,502,000

Table of Contents

Explanatory Note	3

Part I

Item 1. Business Item 1A. Risk Factors Item 2. Properties Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 4 4 4 4
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
5 5 5 7 16 16 16

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
17 18 19 19 20
Part IV
Item 15. Exhibits, Financial Statement Schedules Signatures	21

EXPLANATORY NOTE

On February 18, 2010, the Registrant filed its Annual Report on Form 10-K for the year ended October 31, 2009 (the “Form 10-K”).  The Registrant is filing this Amendment No. 1 to the Form 10-K (“Amendment No. 1”) solely to correct a submission error in which Exhibits 31 and 32 were inadvertently omitted. This Amendment No. 1 completely replaces the Form 10-K. Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K on February 18, 2010.

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

Ukragro Corporation includes herewith the following exhibits:

3.3             Amended Articles of Incorporation

31              Certification of Principal Executive and Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32              Certification of Principal Executive and Financial Officer (18 U.S.C. 1350)

Amarok Resources, Inc. includes herein the following financial statements:

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amarok Resources, Inc.

Date: February 19, 2010	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
President, Principal Executive Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2010	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
President, Principal Executive Officer
and Principal Accounting Officer