Form 10-Q
period 2010-01-31
Amarok Resources, Inc.
filed 2010-03-22
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number:333-156594

Amarok Resources, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada 98-0599925
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)
30021 Tomas Street, Suite 335
Rancho Santa Margarita, California 92688
(Address of principal executive offices)

(949) 682-7889
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
[  ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of January 31, 2010:
150,120,000 shares of common stock

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company

Contents

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company
Condensed Balance Sheets
January 31, 2010

	January 31, 2009	October 31, 2009
	(Unaudited)

Assets
Current assets:
Cash	$-	$-
Total assets	$-	$-
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Professional fees payable	$1,400	$1,400
Payable to others	1,864	$1,864
Due to related parties	405	405
Total current liabilities	3,669	3,669

Shareholders' equity (deficit):
Authorized common stock, 175,000,000 shares, $.001 par value;
Issued and outstanding:
150,120,000 shares at January 31, 2010 and October 31, 2009	150,120	150,120
Paid-in deficit	(117,019)	(118,519)
Deficit accumulated during development stage	(36,770)	(35,270)
Total shareholders' equity (deficit)	(3,669)	(3,669)
Total liabilities and shareholders’ equity (deficit)	$-	$-

(See accompanying notes to financial statements)

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company
Condensed Statements of Operations
(Unaudited)

	Three Month Period Ended January 31, 2010	Three Month Period Ended January 31, 2009	Cumulative amounts from date of inception (October 23, 2008) through January 31, 2010

Operating expenses:
Consulting expense	$-	$-	$11,535
Contributed services	750	750	4,000
Contributed rent	750	750	4,000
Professional services	-	-	15,830
Other expenses	-	20	1,405
Total operating expenses	1,500	1,520	36,770
Net loss	$(1,500)	$(1,520)	$(36,770)

Net loss per common share - Basic and diluted	$-	$-
Weighted average common shares outstanding	150,120,000	124,781,760

(See accompanying notes to financial statements)

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2010	For the Three Months Ended January 31, 2009	Cumulative amounts from date of inception (October 23, 2008) Through January 31, 2010
Cash flows from operating activities:
Net loss	$(1,500)	$(1,520)	$(36,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services and rent	1,500	1,500	8,000
Imputed interest on directors advances	-	-	1
Changes in operating assets and liabilities:
Increase in professional fees payable	-	-	1,400
Payable to others	-	-	1,864

Net cash used in operating activities	-	(20)	(25,505)
Cash flows from financing activities:
Proceeds from sale of common stock	-	25,100	25,100
Advances from related party	-	-	405
Net cash provided by financing activities	-	25,100	25,505

Net change in cash and cash equivalents	-	25,080	-
Cash and cash equivalents:
Beginning of period	-	100	-
End of period	$-	$25,180	$-

(See accompanying notes to financial statements)

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(A development stage company)

Notes to The Financial Statements

1. Organization and Basis of Presentation

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation. On January 29, 2010, the Company filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. In the same amendment, the Company changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001. Effective February 23, 2010, the Company authorized a 60:1 stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

The Company is currently in the development stage as defined under the provisions of Accounting Codification Standard (“ASC”) 915-10.  The Company is currently seeking an operating business in which to acquire.

Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2010, and the results of its operations for the three months ended January 31, 2010 and 2009, and for the period from October 23, 2008 (inception) to January 31, 2010, and its cash flows for the three months ended January 31, 2010 and 2009 and for the period from October 23, 2008 (inception) to January 31, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Commission on February 18, 2010 and the amendment thereto filed on February 19, 2010.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and as of January 31, 2010, had  a working capital deficiency of $3,669, and has not generated revenues since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2010. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended January 31, 2010 and 2009, there were no common stock equivalents.

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(A development stage company)

Notes to The Financial Statements

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-017 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below). The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-06, (Topic 820) issued accounting guidance to require new fair value measurement and classification disclosures, and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value, and amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures be provided by asset class instead of major categories of assets. The guidance is effective for interim and fiscal periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. Since the guidance addresses only disclosure related to fair value measurements, adoption of the guidance during our fiscal second quarter beginning February 1, 2010 did not have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance for Level 3 disclosure for the first quarter of our fiscal year ending October 31, 2012. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(A development stage company)

Notes to The Financial Statements

3. Fair Value Accounting

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10).  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2010
			Carrying
	Level	Fair Value	Amount
Liabilities
Professional fees payable	2	$1,400	$1,400
Other accounts payable	2	$1,864	$1,864
Due to related party	2	$405	$405

Recorded  values of professional fees payable, other accounts payable, and due to related party approximate fair values due to the short maturities of such instruments.

4. Related Party Transactions

For the period from Inception (October 23, 2008) to January 31, 2010, the Company recognized donated services on a monthly basis of $250 and office rent of $250 with an offset to additional paid-in capital of $500, representing the estimated fair value of the donated services and office space.

For the three month period ended January 31, 2010  and 2009, the Company recognized donated services totaling $750 and office rent totaling $750.

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(A development stage company)

Notes to The Financial Statements

5. Income Taxes

The Company accounts for income taxes under ASC No. 740, (ASC 740), “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of January 31, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $29,000 that can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At January 31, 2010, the Company’s gross deferred tax asset totaled $4,350. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

5. Subsequent Events

The Company has evaluated subsequent events through March 22, 2010, the date these financial statements were issued.

On January 29, 2010, the Company authorized a 60:1 stock split for all shares then outstanding. The stock-split became effective February 22, 2010.

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin  assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock.

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% Net Smelter Return.

Under the Agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”)  Upon completion of the earn-in period, a Joint Venture is to be formed with the same 75%/ 25% interest the parties held during the earn in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

During the earn-in-period, the Company is obligated to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5.5M in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 USD cash payment upon signing of the agreement, $100,000 USD cash payment on April 1, 2011 and $150,000 USD cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010.

In addition, within three months of  the assignment, the Company is required to issue Trio shares of its common stock equaling .20% of  its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2.0 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4.0 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5.5 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is Harry Ruskowsky the father of Ron Ruskowsky the Company’s sole officer and director.

Roger Janssen is the sole officer, director and shareholder of Carlin. and a business associate of our sole officer and director Ron Ruskowsky.

On February 22, 2010, Amarok Resources, Inc., sold 2,000,000 common shares with 2,000,000 warrants to purchase one common share at a price of $0.75 expiring in 18 months. The purchase price was $1,000,000 cash. The sale was to a single entity. The company will use the proceeds for exploration drilling on unpatented mineral leases that it has acquired an interest in pursuant to the assignment of the Exploration Agreement with Trio Gold Corp.

In February 2010, the Company entered into a six-month lease for an executive office suite located in Rancho Santa Margarita a rate of $1,200 per month. The services provided in the lease include internet, telephone and  fax usage, telephone answering, conference room usage and mail retrieval. The Company prepaid the six-month rent of $8,400.

In March 2010, Mr. Ron Ruskowsky, the Company’s President, returned 80,000,000 shares of the Company’s common stock to treasury for cancellation.

Amarok Resources, Inc.
(Formerly Ukragro Corporation)

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

Summary of Operations

Amarok Resources, Inc. (the "Company") was incorporated in the State of Nevada on October 23, 2008 under the name Ukragro Corporation with principal offices located in Zhitomir, Ukraine. The Company's primary focus was to establish SPA centers in urban areas, with initial focus to be in the area of Zhitomir.

On September 2, 2009, the Company filed an amendment to its Articles of Incorporation changing its name to Windsor Park Forex, Inc. in anticipation of a possible new business opportunity which did not progress. On January 29, 2010, the Company again filed an amendment to its Articles of Incorporation changing its name to Amarok Resources, Inc. in anticipation of a new business opportunity.

On January 29, 2010, the Company authorized a 60:1 stock split for all shares then outstanding. The stock-split became effective February 22, 2010.

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin  assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock.

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% Net Smelter Return.

Under the Agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”)  Upon completion of the earn-in period, a Joint Venture is to be formed with the same 75%/ 25% interest the parties held during the earn in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

During the earn-in-period, the Company is obligated to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5.5M in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 USD cash payment upon signing of the agreement, $100,000 USD cash payment on April 1, 2011 and $150,000 USD cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010.

Amarok Resources, Inc.
(Formerly Ukragro Corporation)

In addition, within three months of  the assignment, the Company is required to issue Trio shares of its common stock equaling .20% of  its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2.0 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4.0 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5.5 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is Harry Ruskowsky the father of Ron Ruskowsky the Company’s sole officer and director.

Roger Janssen is the sole officer, director and shareholder of Carlin. and a business associate of our sole officer and director Ron Ruskowsky.

On February 22, 2010, Amarok Resources, Inc., sold 2,000,000 common shares with 2,000,000 warrants to purchase one common share at a price of $0.75 expiring in 18 months. The purchase price was $1,000,000 cash. The sale was to a single entity. The company will use the proceeds for exploration drilling on unpatented mineral leases that it has acquired an interest in pursuant to the assignment of the Exploration Agreement with Trio Gold Corp.

In February 2010, the Company entered into a six-month lease for an executive office suite located in Rancho Santa Margarita a rate of $1,200 per month. The services provided in the lease include telephone and  fax usage, telephone answering, conference room usage and mail retrieval. The Company prepaid the six-month rent of $8,400.

In March 2010, Mr. Ron Ruskowsky, the Company’s President, returned 80,000,000 shares of the Company’s common stock to treasury for cancellation.

We have not yet generated or realized any revenues from our business operations.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and as of January 31, 2010, had  a working capital deficiency of $3,669, and has not generated revenues since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Financial Summary

Results of Operations for the Three-Months Ended January 31, 2010

The Company reports a net loss of $1,500 for the three-months ended January 31, 2010. The net loss for the period is comprised of $750 for contributed services and $750 for contributed rent..

For the three-month period ending January 31, 2009, the net loss was comprised of the exact same amounts for contributed services and rent, plus other expenses of $20 for a total of $1,520.

Liquidity and Capital Resources

During the three-month period ending January 31, 2010 the Company’s cash position remained unchanged at $0.

Off-Balance Sheet Arrangements

None Applicable

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.

Because of the limited personnel and lack of segregation of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

Changes in Internal Controls

The weaknesses noted above, including those related to limited personnel, were addressed during the quarter ended January 31, 2010.  The Company has taken the following steps to remedy these weaknesses:

1.	Hired an experienced outside accountant in February 2010 to assist in our financial reporting process.
2.	The consultant is in the process of implementing procedures to improve segregation of duties in the cash receipts, disbursements, reconciliation and reporting process.

3.	Consultant is also implement procedures to improve the transaction processing, reconciliation and reporting process.

Other than described above, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(e) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1     Legal Proceedings

None, for the period ending January 31, 2010. At this time, the Company is unaware of any legal proceedings to which it is a potential party.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2010, Amarok Resources, Inc., sold 2,000,000 common shares with 2,000,000 warrants to purchase one common share at a price of $0.75 expiring in 18 months. The purchase price was $1,000,000 cash. The sale was to a single entity.

The company will use the proceeds for exploration drilling on unpatented mineral leases that it has acquired an interest in pursuant to the assignment of the Exploration Agreement with Trio Gold Corp.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Item 3     Defaults upon Senior Securities

 None, for the period ending January 31, 2010

Item 4     Submission of Matters to a Vote of Security Holders

None, for the period ending January 31, 2010

Item 5     Other Information
None.

Item 6     Exhibits and Reports

Current Report on Form 8-K

Filed with the Securities and Exchange Commission on March 4, 2010
Section 1 Item 1.01 Entry into a Material Definitive Agreement
Section 3 Item 3.02 Unregistered Sales of Equity Securities
Section 5 Item 5.06 Change in Shell Company Status
Section 8 Item 8.01 Other Events Press Releases
Section 9 Item 9.01 Exhibits

Exhibits

Amarok Resources, Inc. includes by reference the following exhibits:

3.1      Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on
January 6, 2009.

3.2      Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
10.1    Agreement – Assignment of Exploration Agreement between the Company and Carlin GoldResources, Inc., a Nevada Corporation – signed February 22, 2010; filed as exhibit 10.1 with the
Registrant’s Form 8-K filed March 4, 2010.
10.2    Agreement – Exploration Agreement (“Agreement”) made and entered into as of January 28, 2010, between Carlin Gold Resources, Inc., a Nevada Corporation, and Trio Gold Corp, a company incorporated in the Province of Alberta Canada; filed as exhibit 10.2 with the Registrant’s
Form 8-K filed March 4, 2010.

Amarok Resources, Inc. includes herewith the following exhibits:

3.3      Amended Articles of Incorporation

31.1           Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1           Certification of Principal Executive Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name: AMAROK RESOURCES, INC.

Date: March 22, 2010	By:	/s/ Ron Ruskowsky
Name: Ron Ruskowsky
Title : President, Treasurer and Director Principal Executive Officer Principal Financial Officer