Form 10-Q
period 2010-04-30
Amarok Resources, Inc.
filed 2010-06-21
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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
150,120,000 shares of common stock

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company

Contents

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company
Condensed Balance Sheets
April 30, 2010

	April 30, 2010	October 31, 2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,542,498	$-
Prepaid consulting	63,500	-
Prepaid rent	4,500	-
Security Deposit	1,200	-
Total assets	$1,611,698	$-
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$7,218	$3,264
Accounts payable - related parties	36,996	$405
Total current liabilities	44,214	3,669

Shareholders' equity (deficit):
Common stock, 175,000,000 shares, $.001 par value; Issued and outstanding: 72,394,240 at April 30, 2010 and 150,120,000 shares at October 31, 2009	72,394	150,120
Additional paid-in capital (deficit)	2,397,480	(118,519)
Accumulated deficit	(36,770)	(35,270)
Deficit accumulated during exploratory stage	(856,620)	-
Total shareholders' equity (deficit)	1,567,484	(3,669)
Total liabilities and shareholders’ equity (deficit)	$1,611,698	$-

(See accompanying notes to financial statements)

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company
Condensed Statements of Operations
(Unaudited)

	Three Month Period Ended April 30,		Six Month Period Ended April 30,		From February 1, 2010 through April 30,
	2010	2009	2010	2009	2010

Operating expenses:
Exploration costs	$789,023	$-	$798,023	$-	$798,023
Contributed services	-	750	750	1,500	-
Management fees	32,000	-	32,000	-	32,000
Professional services	24,242	-	24,242	-	24,242
Rent	2,950	750	3,700	1,500	2,950
Other general and administrative expenses	8,701	741	8,701	761	8,701
Total operating expenses	865,916	2,241	867,416	$3,761	865,916
Other income
Interest income	296	-	296	-	296

Net loss	$(865,620)	$(2,241)	$(867,120)	$(3,761)	$(865,620)

Net loss per common share - Basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding	90,277,686	2,502,000	120,694,774	2,287,348

(See accompanying notes to financial statements)

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
A Development Stage Company
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		From February 1, 2010 Through
	April 30, 2010	April 30, 2009	April 30, 2010
Cash flows from operating activities:
Net loss	$(867,120)	$(3,761)	$(865,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services and rent	1,750	3,000	250
Imputed interest on directors advances	-	-	-
Stock based compensation	410,323	-	410,323
Changes in operating assets and liabilities:
Increase in prepaid rent	(4,500)	-	(4,500)
Decrease in prepaid consulting	12,700	-	12,700
Increase in security deposit	(1,200)	-	(1,200)
Increase in accounts payable	3,955	-	3,955
Increase in accounts payable - related party	36,590	-	36,950

Net cash used in operating activities	(407,502)	(761)	(407,502)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,000	25,100	2,000,000
Offering costs	(50,000)	-	(50,000)
Net cash provided by financing activities	1,950,000	25,100	1,950,000

Cash and cash equivalents:
Net change in cash and cash equivalents	1,542,498	24,339	1,542,498
Cash balance - beginning of period	-	100	-
Cash balance - end of period	1,542,498	$25,180	1,542,498
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

    During the six months ended April 30, 2010, the Company issued 30,000 shares of its common stock in consideration for geology services provided valued at $76,200.

During the six months ended April 30, 2010, the Company issued 100,000 shares of its common stock for receipt of the assignment of the Trio Gold Corp. Exploration Agreement dated January 28, 2010 valued at $168,000.

During the six months ended April 30, 2010, the Company issued 144,240 shares of its common stock equaling 0.2% of the outstanding shares to Trio Gold Corp. pursuant to the terms of the assigned Exploration Agreement dated January 28, 2010 valued at $242,323.

During the six months ended April 30, 2010, a related party returned 80,000,000 shares of common stock for cancellation.

(See accompanying notes to financial statements)

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(A development stage company)

Notes to The Financial Statements

1. Organization and Basis of Presentation

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation.  The Company’s principal activity is the exploration and development of mineral properties for future commercial development and/or production.

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

Effective February 1, 2010, the Company entered the exploratory stage as defined under the provisions of Accounting Codification Standard (“ASC”) 915-10.

Basis of Presentation and going concern

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of April 30, 2010, and the results of its operations for the three  and six months ended April 30, 2010 and 2009, and for the period from February 1, 2010 to April 30, 2010, and its cash flows for the six months ended April 30, 2010 and for the period from February 1, 2010 to April 30, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 filed with the Commission on February 18, 2010 and the amendment thereto filed on February 19, 2010.

The Company has incurred net losses since inception, and as of March 31, 2010, had a combined accumulated deficit of $417,067. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Mining Costs
Costs incurred to in the exploration of mineral resources including acquisition costs are expensed as incurred.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2010. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, formerly SFAS No. 128, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended April 30, 2010 and 2009, there were no common stock equivalents.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

3. Mining Claims

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on date of issuance. The value of these shares has been charged to operations and included in exploration costs.

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% Net Smelter Return.

Under the Agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”).  Upon completion of the earn-in period, a Joint Venture is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

During the earn-in-period, the Company is obligated to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. The agreement allows the Company the ability to earn a 75% undivided interest in the property through incurring a total of $5,500,000 in exploration and development costs, but does legally obligate the Company to pay the $5,500,000; therefore, no liability has been recorded.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010, which and was charged to operations and included in exploration costs.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. The Company issued 144,240 shares of its common stock to Trio representing .20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on date of issuance. . The value of these shares have been charged to operations and included in exploration costs.

 Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is Harry Ruskowsky, the father of the Company’s sole officer and director.

Roger Janssen is the sole officer, director and shareholder of Carlin and a business associate of the Company’s sole officer and director.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. (“St. Elias”) in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter return (“NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias.  Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR) in consideration of:

(a) making cash payments of $200,000 to St. Elias over a two-year period;
(b) issuing 100,000 common shares in the capital of Amarok to St. Elias; and
(c) incurring at least $1,500,000 in exploration expenditures on the Property over a three-year period.

In addition, the Company shall have the right to purchase one-half of the 1.5% NSR from St. Elias for the sum of $1,500,000, thereby reducing the NSR payable to from 1.5% to 0.75%.

The Company’s first payment of $10,000, due on or before April 30, 2010, was postponed due to an unforeseen delay in receiving the documentation necessary for the Company to complete satisfactory due diligence.  A letter dated April 30, 2010 between the Company and the President of St. Elias documents an understanding that the agreement shall remain in effect until receipt of proper documentation, upon which the Company will make the payment.

4. Fair Value Accounting

Fair Value Measurements

The Company follows the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2010:

	Level	Fair Value	Carrying Amount
Liabilities
Accounts payable	2	$ 7,218	$ 7,218
Due to related parties	2	$36,996	$36,996

Recorded  values of professional fees payable, other accounts payable, and due to related party approximate fair values due to the short maturities of such instruments.

5. Related Party Transactions

As discussed in Note 3, on February 22, 2010 the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is Harry Ruskowsky, the father of the Company’s sole officer and director.  Further, Roger Janssen is the sole officer, director and shareholder of Carlin and a business associate of the Company’s sole officer and director.

As discussed in Note 6, on March 11, 2010 the Company’s sole officer and director returned 80,000,000 shares of common stock for cancellation.

For the six months ended April 30, 2010 and 2009, the Company recognized contributed office space from a related party totaling $1,000 and $1,500, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed office space.

For the six months ended April 30, 2010 and 2009, the Company recognized contributed services from a related party totaling $750 and $1,500, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed services.

Commencing January 2010, the Company is paying a company affiliated with the Company’s sole officer and director for consulting services rendered by him at a rate of $8,000 a month on a month-to-month basis.  A total of $32,000 was charged to operations for the six month period ended April 30, 2010.  Accounts payable to this related party totaled $32,000 at April 30, 2010.

6. Stockholders Equity (Deficit)

Effective February 23, 2010, the Company completed a 60:1 stock split.  The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

On February 10, 2010, the Company issued 2,000,000 shares of its common stock for $2,000,000 and incurred offering costs of $50,000.

On February 22, 2010, the Company issued 100,000 shares of its common stock for receipt of the assignment of the Trio Gold Corp. Exploration Agreement dated January 28, 2010, valued at $168,000, based upon the trading value of the shares on date of issuance.

On February 22, 2010, the Company issued 144,240 shares of its common stock equaling 0.2% of the outstanding shares to Trio Gold Corp. pursuant to the terms of the assigned Exploration Agreement dated January 28, 2010, valued at $242,323, based upon the trading value of the shares on date of issuance.

On March 11, 2010, the Company’s sole officer and director returned 80,000,000 shares of common stock for cancellation.

On April 1, 2010, the Company issued 30,000 shares of its common stock in consideration for geology services valued at $76,200. The services are being amortized over the six month term of the agreement.  Amortization for April 2010 of $12,700 is charged to operations and  included in exploration costs as reflected on the Company’s balance sheet.

For the six months ended April 30, 2010, the Company recognized additional paid-in capital for contributed office space totaling $1,000 and contributed services totaling $750.

7. Income Taxes

The Company accounts for income taxes under ASC No. 740 (ASC 740), “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of April 30, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $96,000 that can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At April 30, 2010, the Company’s gross deferred tax asset totaled $20,930. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

8. Subsequent Events

On June 3, 2010, the Company authorized a transfer of $10,000 dollars to St. Elias, making its first installment of cash payments to St. Elias for the Cueva Blanca Gold Property.

On June 4, 2010, the Company entered into a consulting agreement with an outside consultant to perform work for the Company for the period of six months ending December 2010.  Compensation provided to the consultant will be $4,000 a month, as well as 10,000 shares of the Company’s common stock provided as a signing bonus.

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

Summary of Operations

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation.  The Company’s principal activity is the exploration and development of mineral properties for future commercial development and/or production.

On January 29, 2010, the Company filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. In the same amendment, the Company changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001. Effective February 23, 2010, the Company completed a 60:1 stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

Effective February 1, 2010, the Company entered the exploratory stage as defined under the provisions of Accounting Codification Standard (“ASC”) 915-10.  The Company is currently seeking an operating business in which to acquire.

Rodeo Creek Project, Nevada

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

Under the Agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”).  Upon completion of the earn-in period, a Joint Venture is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

During the earn-in-period, the Company is obligated to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is Harry Ruskowsky, the father of the Company’s sole officer and director.

Roger Janssen is the sole officer, director and shareholder of Carlin and a business associate of the Company’s sole officer and director.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. (“St. Elias”) in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter return (“NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias.  Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR) in consideration of:

(a) making cash payments of $200,000 to St. Elias over a two-year period;
(b) issuing 100,000 common shares in the capital of Amarok to St. Elias; and
(c) incurring at least $1,500,000 in exploration expenditures on the Property over a three-year period.

In addition, the Company shall have the right to purchase one-half of the 1.5% NSR from St. Elias for the sum of $1,500,000, thereby reducing the NSR payable to from 1.5% to 0.75%.

The Company’s first payment of $10,000, due on or before April 30, 2010, was postponed due to an unforeseen delay in receiving the documentation necessary for the Company to complete satisfactory due diligence.  A letter dated April 30, 2010 between the Company and the President of St. Elias documents an understanding that the agreement shall remain in effect until receipt of proper documentation, upon which the Company will make the payment.

On June 3, 2010, the Company authorized a transfer of $10,000 dollars to St. Elias, making its first installment of cash payments to St. Elias for the Cueva Blanca Gold Property.

Financial Summary

Financial results for the three and six month periods ending April 30, 2010 and 2009 reflect significant differences due to the mining agreements previously discussed and the Company's increased operational activities entered into as a result of these agreements. The Company's cash position increased dramatically due to net proceeds of $1,950,000 realized from the issuance of common stock; being used for exploration and development of mining claims and general operating activities. The following discussion further shows the increased operational activity occurred during the three-month period ending April 30, 2010.

Results of Operations for the Three-Months Ended April 30, 2010

The Company reports a net loss of $865,620 for the three-months ended April 30, 2010. The net loss for the period is comprised of $798,023 in exploration costs, $32,000 for management fees, $24,242 for professional services, $2,950 for rent, and $8,701 for other general and administrative expenses; during the period $296 was realized from interest income..

For the three-month period ending April 30, 2009, the net loss was for the period was $2,241; and, was comprised of $750 each for contributed services and rent, plus other general and administrative expenses of $741 for a total of $2,241.

Results of Operations for the Six-Months Ended April 30, 2010

 Net loss for the six-month period ended April 30, 2010 was $867,120. The net loss for the period is comprised of the three-month period expenses of $798,023 in exploration costs, $32,000 for managements fees; $24,242 for professional services; and $8,701 for other general and administrative expenses; plus $296 realized from interest income; and additional $750 for contributed services and $750 for rent completed the net loss at $381,797.

The Company reports a net loss of $3,761 for the six-month period ending April 30, 2009. The net loss is comprised of $1,500 for contributed services, $1,500 for rent, and $761 for other general and administrative expenses.

Liquidity and Capital Resources

During the six-month period ending April 30, 2010 the Company’s cash position increased by $1,542,498.

Net cash used in operating activities totaled $407,502, which included a $75,000 royalty paid in connection with the acquisition of the Trio Gold mining claims And $300,000 paid for testing, drilling and other related exploration costs.

Cash provided by financing activities was $1,950,000 from proceeds realized from the issuance of common stock, minus $50,000 for offering costs.

We are in exploratory stage operations and have not yet generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We will continue to seek additional financing in order to obtain the capital required to continue implementation of our business plan.

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

Changes in Internal Controls

The weaknesses noted above, including those related to limited personnel, were addressed during the quarter ended April 30, 2010.  The Company has taken the following steps to remedy these weaknesses:

1.	Hired an experienced outside accountant in February 2010 to assist in our financial reporting process.
2.	The consultant is in the process of implementing procedures to improve segregation of duties in the cash receipts, disbursements, reconciliation and reporting process.,
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

None, for the period ending April 30, 2010.
At this time, the Company is unaware of any legal proceedings to which it is a potential party.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2010, the Company issued 100,000 shares of its common stock for receipt of the assignment of the Trio Gold Corp. Exploration Agreement dated January 28, 2010, valued at $168,000.

On February 22, 2010, the Company issued 144,240 shares of its common stock equaling 0.2% of the outstanding shares to Trio Gold Corp. pursuant to the terms of the assigned Exploration Agreement dated January 28, 2010, valued at $242,323.

On April 1, 2010, the Company issued 30,000 shares of its common stock in consideration for geology services valued at $76,200.

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

Item 3	Defaults upon Senior Securities

None, for the period ending April 30, 2010

Item 4	Submission of Matters to a Vote of Security Holders

None, for the period ending April 30, 2010

Item 5	Other Information

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

3.3 Amended Articles of Incorporation, filed as exhibit 3.3 with the Registrant’s Current Report on Form 8-K filed March 4, 2010.

10.1
Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., a Nevada Corporation – signed February 22, 2010; filed as exhibit 10.1 with the Registrant’s Current Report on Form 8-K filed March 4, 2010.

10.2
Exploration Agreement made and entered into as of January 28, 2010, between Carlin Gold Resources, Inc., a Nevada Corporation, and Trio Gold Corp, a company incorporated in the Province of Alberta Canada; filed as exhibit 10.2 with the Registrant’s Form 8-K filed March 4, 2010.

Amarok Resources, Inc. includes herewith the following exhibits:

10.3 Agreement made and entered into as of April 16, 2010, between the Company and St. Elias Mines Ltd. April 16, 2010.
31.1        Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1        Certification of Principal Executive Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name: AMAROK RESOURCES, INC.

Date: June 21, 2010	By:	/s/ Ron Ruskowsky
Name: Ron Ruskowsky
Title : President, Treasurer and Director Principal Executive Officer Principal Financial Officer