Form 10-Q
period 2010-07-31
Amarok Resources, Inc.
filed 2010-09-20
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

Commission file number: 33-156594

Amarok Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0599925
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30021 Tomas Street Suite 300
Rancho Santa Margarita, California 92688
(Address of principal executive offices)

(949) 682-7889
(Registrants telephone number, including area code)

________________________________________________
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
[  ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2010:
73,404,240 shares of common stock

Amarok Resources, Inc.
 (An Exploratory Stage Company)

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	July 31, 2010

	Balance Sheets	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Notes to the Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

SIGNATURES		16

Amarok Resources, Inc.
 (An Exploratory Stage Company)
Condensed Balance Sheets

	July 31,	October 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$860,117	$-
Prepaid consulting	32,075	-
Prepaid rent	900	-
Security deposit	1,200	-
Total Current assets	894,292	-

Total assets	$894,292	-

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$5,264	$3,264
Accounts payable- Related parties	34,476	405
	39,740	3,669

Stockholders' equity (deficit)
Common stock, 175,000,000 shares authorized, $.001
par value, 73,404,240 shares issued and outstanding
at July 31, 2010 and 150,120,000 shares issued
and outstanding at October 31, 2009	73,404	150,120
Additional paid-in capital (deficit)	2,405,370	(118,519)
Accumulated deficit	(36,770)	(35,270)
Deficit accumulated during the exploratory stage	(1,587,452)	-
	854,552	(3,669)

Total liabilities and stockholders' equity (deficit)	$894,292	$-

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Amarok Resources, Inc.
 (An Exploratory Stage Company)
Condensed Statements of Operations
(Unaudited)

					From
	For the Three Months Ended		For the Nine Months Ended		February 1, 2010
	July 31,		July 31,		through
	2010	2009	2010	2009	July 31 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses
Exploratory costs	$685,198	$-	$1,483,221	$-	$1,483,221
Contributed services	-	750	750	2,250	-
Management fees	24,000	-	56,000	-	56,000
Professional services	551	12,755	24,793	12,755	24,793
Rent	3,600	750	7,300	2,250	6,550
Other general and administrative	8,911	149	17,612	910	17,612
Total operating expenses	722,260	14,404	1,589,676	18,165	1,588,176

Other income
Interest income	428	-	724	-	724

Net loss	$(721,832)	$(14,404)	$(1,588,952)	$(18,165)	$(1,587,452)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	(0.01)	$(0.01)

Weighted average number of common
shares outstanding	73,399,240	2,502,000	110,284,557	2,359,685

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Amarok Resources, Inc.
 (An Exploratory Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
	For the Nine Months Ended		February 1, 2010
	July 31,		through
	2010	2009	July 31, 2010
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,588,952)	$(18,165)	$(1,587,452)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services and rent	1,750	4,500	250
Imputed interest on directors advances	-	-	-
Stock based compensation	463,348	-	463,348
Changes in operating assets and liabilities
Increase in prepaid rent	(900)	-	(900)
Decrease in prepaid consulting	-	-	-
Increase in security deposit	(1,200)	-	(1,200)
Increase in accounts payable	2,000	-	2,000
Increase in accounts payable- related party	34,071	-	34,071
Net cash used in operating activities	(1,089,883)	(13,665)	(1,089,883)

Cash flows from financing activities:
Investments in Mining Property	$-	$-	$-
Net cash provided by Investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,000	25,100	2,000,000
Offering costs	(50,000)	-	(50,000)
Net cash provided by financing activities	1,950,000	25,100	1,950,000

Increase (decrease) in cash	860,117	11,435	860,117
Cash balance - beginning of period	-	100	-

Cash balance - end of period	$860,117	$11,535	$860,117

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

During the six months ended April 30, 2010, the Company issued 30,000 shares of its common stock in consideration for geology services provided valued at $76,200.  At July 31, 2010, $50,800 of the original balance had been amortized.

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

During the nine months ended July 31, 2010, the Company issued 10,000 shares of its common stock in consideration for geology services provided valued at $8,900.  At July 31, 2010 $2,225 of the original balance had been amortized

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Amarok Resources, Inc.
 (An Exploratory stage company)

Notes to The Financial Statements

1. Organization and Basis of Presentation

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Amarok Resources, Inc.

Amarok Resources, Inc. (the “Company,” “we” or “our”) interim financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including volatility of interest rates, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, and our ability to obtain additional capital. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Amarok Resources, Inc. Form 10-K and Form 10-K/A for the year ended October 31, 2009.

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

Basis of Presentation and going concern

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2010, and the results of its operations for the three and nine months ended July 31, 2010 and 2009, and for the period from February 1, 2010 to July 31, 2010, and its cash flows for the nine months ended July 31, 2010 and for the period from February 1, 2010 to July 31, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Commission on February 18, 2010 and the amendment thereto filed on February 19, 2010.

The Company has incurred net losses since inception, and as of July 31, 2010, had a combined accumulated deficit of $1,588,952. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amarok Resources, Inc.
 (An Exploratory stage company)

Notes to The Financial Statements

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2010. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, formerly SFAS No. 128, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended July 31, 2010 and 2009, there were no common stock equivalents.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

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

Amarok Resources, Inc.
 (An Exploratory stage company)

Notes to The Financial Statements

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

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode-mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% Net Smelter Return.

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

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010, which was charged to operations and included in exploration costs.

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  As of July 31, 2010, the Company has paid an additional $27,603 in land stake fees to the local government.  These payments are applied towards the $200,000 due to St. Elias.

Amarok Resources, Inc.
 (An Exploratory stage company)

Notes to The Financial Statements

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2010:

			Carrying
	Level	Fair Value	Amount
Liabilities
Accounts payable	2	$5,264	$5,264
Due to related parties	2	$34,476	$34,476

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

For the nine months ended July 31, 2010 and 2009, the Company recognized contributed office space from a related party totaling $1,000 and $1,500, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed office space.

For the nine months ended July 31, 2010 and 2009, the Company recognized contributed services from a related party totaling $750 and $1,500, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed services.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  A total of $56,000 was charged to operations for the nine-month period ended July 31, 2010.  Accounts payable to this related party totaled $31,000 at July 31, 2010.

6. Stockholders Equity (Deficit)

Effective February 23, 2010, the Company completed a 60:1 stock split.  The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

In February 2010, the Company issued 3,000,000 shares of its common stock for $2,000,000 and incurred offering costs of $50,000.

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

On April 1, 2010, the Company issued 30,000 shares of its common stock in consideration for geology services valued at $76,200. The services are being amortized over the six-month term of the agreement.  Amortization as of July 31, 2010 is $50,800 and has been charged to operations and included in exploration costs.

In April 2010 the company issued 1,000,000 shares of its common stock for $1,000,000.

For the nine months ended July 31, 2010, the Company recognized additional paid-in capital for contributed office space totaling $1,000 and contributed services totaling $750.

On June 4, 2010, the Company entered into a consulting agreement with an outside consultant to perform work for the Company for the period of six months ending December 2010.  Compensation provided to the consultant will be $4,000 a month, as well as 10,000 shares of the Company’s common stock provided as a signing bonus.  Amortization as of July 31, 2010 is $2,225 and has been charged to operations and included in exploration costs.

7. Income Taxes

The Company accounts for income taxes under ASC No. 740 (ASC 740), “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of July 31, 2010, the Company had estimated federal net operating loss carry forwards totaling approximately $1,589,000 that can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At July 31, 2010, the Company’s gross deferred tax asset totaled $540,0000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

8. Subsequent Events

No subsequent events are noted at this time.

Amarok Resources, Inc.

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

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode-mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% Net Smelter Return.

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

During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds.

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

The Company’s first payment of $10,000, was paid on June 24, 2010. As of July 31, 2010, the Company has paid $27,603 in land stake fees to the local government.  These payments are applied towards the initial $200,000 due to St. Elias.

Amarok Resources, Inc.

Financial Summary

Financial results for the three and nine month periods ending July 31, 2010 and 2009 reflect significant differences due to the mining agreements previously discussed and the Company's increased operational activities entered into as a result of these agreements. The Company's cash position increased dramatically due to net proceeds of $1,950,000 realized from the issuance of common stock; being used for exploration and development of mining claims and general operating activities. The following discussion further shows the increased operational activity occurred during the three-month period ending July 31, 2010.

Results of Operations for the Three-Months Ended July 31, 2010

The Company reports a net loss of $721,832 for the three-months ended July 31, 2010. The net loss for the period is comprised of $685,198 in exploration costs, $24,000 for management fees, $551 for professional services, $3,600 for rent, and $8,911 for other general and administrative expenses; during the period $428 was realized from interest income.

For the three-month period ending July 31, 2009, the net loss was for the period was $14,404; and, was comprised of $750 each for contributed services and rent, professional fees of $12,755, plus other general and administrative expenses of $149 for a total of $14,404.

Results of Operations for the Nine-Months Ended July 31, 2010

 Net loss for the nine-month period ended July 31, 2010 was $1,588,952. The net loss for the period is comprised of $1,483,221 in exploration costs, $56,000 for managements fees; $24,793 for professional services; and $17,612 for other general and administrative expenses; plus $724 realized from interest income; and additional $750 for contributed services and $750 for contributed rent.

The Company reports a net loss of $18,165 for the nine-month period ending July 31, 2009. The net loss is comprised of $2,250 for contributed services, $2,250 for rent, $12,755 for legal and professional fees, and $910 for other general and administrative expenses.

Liquidity and Capital Resources

During the nine-month period ending July 31, 2010 the Company’s cash position increased by $860,117.

Net cash used in operating activities totaled $1,089,883, which included a $75,000 royalty paid in connection with the acquisition of the Trio Gold mining claims.  An additional $900,000 was paid for testing, drilling and other related exploration costs.

Cash provided by financing activities was $2,000,000 from proceeds realized from the issuance of common stock, less $50,000 for offering costs.

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

Amarok Resources, Inc.

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

Changes in Internal Controls

The weaknesses noted above, including those related to limited personnel, were addressed during the quarter ended July 31, 2010.  The Company has taken the following steps to remedy these weaknesses:

1.	Hired an experienced outside accountant in February 2010 to assist in our financial reporting process.
2.	The consultant is in the process of implementing procedures to improve segregation of duties in the cash receipts, disbursements, reconciliation and reporting process.,

3.	Consultant is also to implement procedures to improve the transaction processing, reconciliation and reporting process.

Other than described above, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(e) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Amarok Resources, Inc.

Part II                      OTHER INFORMATION

Item 1                      Legal Proceedings

None, for the period ending July 31, 2010.
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

Item 3                      Defaults upon Senior Securities

 None, for the period ending July 31, 2010

Item 4                      Submission of Matters to a Vote of Security Holders

None, for the period ending July 31, 2010

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
Section 9 Item 9.01 Exhibits

Amarok Resources, Inc.

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

Amarok Resources, Inc.

Date: September 17, 2010	By: /s/ Ron Ruskowsky
Ron Ruskowsky
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer