Form 10-K
period 2010-10-31
Amarok Resources, Inc.
filed 2011-02-15
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      October 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission file number: 333-156594

Amarok Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0599925
(State of incorporation)	(IRS Employer Identification #)

30021 Tomas Street, Suite 335
Rancho Santa Margarita, California 92688
Address of Principal Executive Offices

Registrant’s telephone number, including area code (949) 682-7889

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☐ YES    ☒   NO

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.    ☐ YES    ☒   NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐   NO

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer                   ☐ Accelerated filer                   ☐ Non-accelerated filer                   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒   NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2010, was $ 32,394,240.

The number of shares outstanding of the Registrant's common stock as of October 31, 2010 was 76,404,240.

Amarok Resources, Inc.

Amarok Resources, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future revenue, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Item 1. Business

Amarok Resources, Inc.  (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation.  The Company’s principal activity was mining properties for future commercial development and production.

On January 29, 2010, the Company filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. In the same amendment, the Company changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001. Effective February 23, 2010, the Company authorized a 60:1 stock split. The accompanying financial statements reflect the change in capital and stock split as if they occurred at the Company’s inception.

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

Amarok Resources, Inc.

During the earn-in-period, the Company shall provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 24, 2010, the Company and Trio Gold, Corp. agreed that the share issuances pursuant to the January 28, 2010 Exploration Agreement shall not exceed 360,600 shares.

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

The Company’s first payment of $10,000, due on or before April 30, 2010, was postponed due to an unforeseen delay in receiving the documentation necessary for the Company to complete satisfactory due diligence.  A letter dated April 30, 2010 between the Company and the President of St. Elias documents an understanding that the agreement shall remain in effect until receipt of proper documentation, upon which the Company will make the payment. The Company continues to work with St. Elias to finalize the formal operating agreement.

The Company’s first payment of $10,000 was paid on June 24, 2010. As of October 31, 2010, the Company has paid $27,603 in land stake fees to the local government.  These payments are applied towards the initial $200,000 due to St. Elias.

Amarok Resources, Inc.

Material Contracts and Agreements

The Company currently has the majority of its operations vested in the exploration development of the Rodeo Creek Project under its agreement with Trio Gold Corp. Drilling operations related to the exploration and development of this project are provided through Trio. The Company is required to provide funding only for these operations. This project currently provides no revenue.

Environmental Matters

United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Activities outside the United States are also subject to governmental regulations for the protection of the environment.

Competition and Mineral Prices

The mining industry has historically been intensely competitive and the increasing price of gold since 2002 has led a number of companies to begin once again to aggressively acquire claims and properties.

Employees

We currently have our sole officer and director Mr. Ruskowsky to perform management functions. We employ independent contractors to fulfill needs for accounting, legal, engineering and other professional services.

Item 2. Properties

In February 2010, the Company entered into a six-month lease for an executive office suite located in Rancho Santa Margarita a rate of $1,200 per month. The services provided in the lease include telephone and fax usage, telephone answering, conference room usage and mail retrieval. The Company prepaid the six-month rent of $7,200.  On September 1, 2010 the Company entered into a six month extension for the executive office suite, whereby the monthly rent increased by $17 per month.

Item 3. Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending October 31, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business. We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. (Removed and Reserved)

Item 4 has been removed and reserved for future use.

Amarok Resources, Inc.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, has been quoted on the Over the Counter Bulletin Board (OTCBB) since March 6, 2009 under the symbol “UKRA”.  The Company changed its name and has been quoted under the symbol “AMOK” since February 23, 2010. Effective February 23, 2010, the Company completed a 60:1 stock split.   The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
October 31, 2010	1.20	1.12
July 31, 2010	1.35	1.22
April 30, 2010	2.12	1.94

Holders

Total shares outstanding as of October 31, 2010 were 76,404,240 plus an additional 6,000,000 shares issuable upon the exercise of outstanding warrants held by approximately 11 shareholders of record with an undetermined additional number of holders in street name.

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

Recent Sales of Unregistered Securities

On October 26, 2010, the Company issued 3,000,000 units for $1,500,000, with each unit consisting of a share of its common stock and a common stock purchase warrant.  The warrants are exercisable at $0.75 per share and expire on October 28, 2013.

Proceeds are being used for general operating capital and exploration activities.

The offerings of the securities described above were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

Not applicable to Amarok Resources, Inc., a smaller reporting company.

Amarok Resources, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the year ended October 31, 2010 as compared to the year ended October 31, 2009.

Results of Operations.

Revenues.  The Company had revenue for the year ended October 31, 2010 of $0 and exploratory costs of $1,803,306, as compared to the year ended October 31, 2009 of revenue $0 and production costs of $0.

Operating Expenses and Net Loss. The Company’s net loss of $1,974,456 for the year ended October 31, 2010 was comprised of general and administrative expenses of $30,958, management fees to a related party in the amount of $80,000, contributed services of $1,750, professional fees in the amount of $49,597 and rent expenses of $9,934. The Company also had $1,089 in interest income.  In comparison to the year ended October 31, 2009, the Company’s net loss of $34,464 was comprised of general and administrative expenses of $4,374, professional fees of $27,090 and contributed rent expense of $3,000.

Liquidity and Capital Resources.   The Company had cash of $2,011,633 as of October 31, 2010, as compared to $0 as of October 31, 2009.  As of the year ended October 31, 2010, the Company had prepaid assets of $13,117, as compared to the year ended October 31, 2009; the Company had prepaid assets of $0. The Company also has $1,200 in security deposits as of October 31, 2010.

For the year ended October 31, 2010, the Company had $56,902 in total current liabilities, which was represented by $10,612 in accounts payable, and $46,290 in related party accounts payable.  This is in comparison to the year ended October 31, 2009, where the Company had $3,669 in total current liabilities, which was represented by $3,264 in accounts payable, and $405 in related party accounts payable.

The Company had no long-term liabilities for the year ended October 31, 2010, therefore the Company had total liabilities of $56,902.  This is in comparison to the year ended October 31, 2009, where the Company no long-term liabilities and total liabilities of $3,669.  The Company is not aware of any other known trends, events or uncertainties which may affect its future liquidity.

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

Our Plan of Operation for the Next Twelve Months.   Our focus is to acquire mineral resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $2,011,633 as of October 31, 2010. In the opinion of management, our available funds may not satisfy our working capital requirements for the next twelve months.  Our drilling schedules and minimum expenditure requirements related to our current projects will consume the majority of our current cash over the next twelve months and we are not presently developing any revenue from our operations.

Amarok Resources, Inc.

We are not aware of any known trends, events or uncertainties, which may affect our future liquidity.

In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to expand our operations may be significantly hindered.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our property interests or holdings, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Critical Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Mining Costs

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties. Management takes into consideration various information including, but not limited to, historical production records taken from previous mining operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2010. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at October 31, 2010 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 6,000,000 shares of common stock.  There were no potential common shares at October 31, 2009.

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations

Amarok Resources, Inc.

that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

 In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

Item 8 - Financial Statements and Supplementary Data

Amarok Resources, Inc.

Financial Statements

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Amarok Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Amarok Resources, Inc. (an exploration stage company) as of October 31, 2010 and the related statements of operations, and cash flows for the year ended October 31, 2010 and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2010, and the statement of stockholder’s equity since October 23, 2008 (inception) to October 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarok Resources, Inc. (an exploration stage company) as of October 31, 2010 and the results of its operations and its cash flows for the year ended October 31, 2010 and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses from operations and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
February 14, 2011

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
February 17, 2010

Amarok Resources, Inc.

(An Exploratory Stage Company)

BALANCE SHEETS

	October 31,	October 31,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$2,011,633	$-
Prepaid consulting	2,225	-
Prepaid rent	1,217	-
Prepaid services	9,675	-
Security deposit	1,200	-
Total current assets	2,025,950	-

Total assets	$2,025,950	$-

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$10,612	$3,264
Accounts payable - related parties	46,290	405
Total liabilities	56,902	3,669

Stockholder’s Equity (Deficit)
Common stock, 175,000,000 shares authorized,
$0.001 par value, shares issued and outstanding:
76,404,240 shares at October 31, 2010, and	76,404
150,120,000 shares at October 31, 2009		150,120
Additional paid-in capital (deficit)	4,027,390	6,501
Accumulated deficit	(161,790)	(160,290)
Deficit accumulated during exploratory stage	(1,972,956)	-
Total stockholders’ equity	1,969,048	(3,669)

Total liabilities and stockholders’ equity (deficit)	$2,025,950	$-

The accompanying notes are an integral part of these financial statements.

Amarok Resources, Inc.

(An Exploratory Stage Company)

STATEMENTS OF OPERATIONS

			From
			February 1, 2010
			Through
	For the Year Ended		October 31, 2010
	October 31,		Exploratory
	2010	2009	Stage
Operating expenses
Exploratory costs	$1,803,306	$-	$1,803,306
Contributed services	1,750	-	250
Management fees	80,000	-	80,000
Professional services	49,597	27,090	49,597
Rent	9,934	3,000	9,934
Other general and administrative	30,958	4,374	30,958

Total operating expenses	1,975,545	34,464	1,974,045

Other income
Interest income	1,089	-	1,089

Net loss	$(1,974,456)	$(34,464)	$(1,972,956)

Per share data
Weighted average number of common shares outstanding	101,029,792	142,693,151
Basic and diluted loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Amarok Resources, Inc.

(An Exploratory Stage Company)

STATEMENT OF CASH FLOWS

			From
			February 1, 2010
			Through
	For the Year Ended		October 31, 2010
	October 31,		Exploratory
	2010	2009	Stage
Cash flows from operating activities
Net loss for the period	$(1,974,456)	$(34,464)	$(1,972,956)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Contributed services and rent	1,750	6,000	250
Stock based compensation	493,198	-	493,198
Changes in operating assets and liabilities:
(Increase) in prepaid rent	(1,217)	-	(1,217)
(Increase) in prepaid services	(9,675)	-	(9,675)
(Increase) in security deposit	(1,200)	-	(1,200)
Increase in accounts payable	7,348	1,400	7,348
Increase in accounts payable - related parties	45,885	1,864	45,885
Net cash provided by (used in) operating activities	(1,438,367)	(25,200)	(1,438,367)

Cash flows from investing activities
Investment in mining properties	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock
net after offering costs	3,450,000	25,100	3,450,000
Net cash provided by (used in) financing activities	3,450,000	25,100	3,450,000

Net (decrease) increase in cash and cash equivalents	2,011,633	(100)	2,011,633
Cash and cash equivalents, beginning of period	-	100	-
Cash and cash equivalents, end of period	$2,011,633	$-	$2,011,633

Supplemental disclosure with respect to cash flows:
Cash paid during the period for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Amarok Resources, Inc.

(An Exploratory Stage Company)

STATEMENT OF CASH FLOWS (continuation)

Noncash investing and financing activities:

During the year ended October 31, 2010, the Company issued 100,000 shares of its common stock for receipt of the assignment of the Trio Gold Corp. Exploration Agreement dated January 28, 2010 valued at $168,000.

During the year ended October 31, 2010, the Company issued 144,240 shares of its common stock equaling 0.2% of the outstanding shares to Trio Gold Corp. pursuant to the terms of the assigned Exploration Agreement dated January 28, 2010, valued at $242,323.

In April 2010, the Company issued 30,000 shares of its common stock in consideration for geology services provided, valued at $76,200. At October 31, 2010, all of the $76,200 original balance had been amortized and charged to operations as exploration costs.

In June 2010, the Company issued 10,000 shares of its common stock in consideration for geology services provided, valued at $8,900. The balance is being amortized to operations as exploration costs over the six month term of the agreement. At October 31, 2010, the unamortized balance totaled $2,225.

During the year ended October 31, 2010, a related party returned 80,000,00 shares of common stock for cancellation.

The accompanying notes are an integral part of these financial statements.

Amarok Resources, Inc.

(An Exploratory Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period From October 23, 2008 (inception) to October 31, 2010

					Deficit
					Accumulated
			Additional		during the
	Common Stock		Paid-In	Accumulated	Exploratory
	Shares	Amount	Capital	Deficit	Stage	Totals

Company’s Inception October 23, 2008	-	$-	$-	$-	$-	$-

Issuance of founder’s shares	120,000,000	120,000	-	(120,000)	-	-
Contributed rent and consulting services	-	-	500	-	-	500
Imputed interest	-	-	1	-	-	1
Net loss for period	-	-	-	(806)	-	(806)

Balance, October 31, 2008	120,000,000	120,000	501	(120,806)	-	(305)

Issuance of common stock for cash	30,120,000	30,120	-	(5,020)	-	25,100
Contributed services and rent	-	-	6,000	-	-	6,000
Net loss for the period	-	-	-	(34,464)	-	(34,464)

Balance, October 31, 2009	150,120,000	150,120	6,501	(160,290)	-	(3,669)

Issuance of common stock for cash	6,000,000	6,000	3,494,000	-	-	3,500,000
Offering costs	-	-	(50,000)	-	-	(50,000)
Issuance of common stock for:
exploration costs	244,240	244	410,079	-	-	410,323
geology services	40,000	40	85,060	-	-	85,100
Return and cancellation of common stock	(80,000,000)	(80,000)	80,000	-	-	-
Contributed service and rent	-	-	1,750	-	-	1,750
Net loss for period	-	-	-	(1,500)	(1,972,956)	(1,974,456)

Balance, October 31, 2010	76,404,240	$76,404	$4,027,390	$(161,790)	$(1,972,956)	$1,969,048

The accompanying notes are an integral part of these financial statements.

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Note 1 - Organization and Basis of Presentation

Amarok Resources, Inc.  (“Amarok” or the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation.  The Company’s principal activity is the exploration and development of mineral properties for future commercial development and production.

On January 29, 2010, the Company filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. In the same amendment, the Company changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $0.001. Effective February 23, 2010, the Company authorized a 60:1 stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

Effective February 1, 2010, the Company entered the exploratory stage as defined under the provisions of Accounting Codification Standard (“ASC”) 915-10.

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2010, had a combined accumulated deficit of $2,134,746. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Mining Costs

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties. Management takes into consideration various information including, but not limited to, historical production records taken from previous mining operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

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

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2010. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at October 31, 2010 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 6,000,000 shares of common stock.  There were no potential common shares at October 31, 2009.

Concentration of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the years ended October 31, 2010 and 2009, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

 In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

 In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

Note 3 - Mining Claims

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on the date of issuance.  The value of these shares has been charged to operations and included in exploration costs.

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

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. The Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on date of issuance.  The value of these shares has been charged to operations and included in exploration costs.  The Company has paid a total of $1,200,000 to Trio Gold as of October 31, 2010. On February 24, 2010, the Company and Trio Gold, Corp. agreed that the share issuances pursuant to the January 28, 2010 Exploration Agreement shall not exceed 360,600 shares.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.

The sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  As of October 31, 2010, the Company has paid $27,603 in fees towards property maintenance costs on the Cueva Blanca property.  These payments are applied towards the $200,000 due to St. Elias.

Note 4 - Fair Value Accounting

Fair Value Measurements

The Company follows the provisions of ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2010:

		October 31, 2010
			Carrying
	Level	Fair Value	Amount
Liabilities
Accounts payable	2	$10,612	$10,612
Due to related parties	2	$46,290	$46,290

Recorded values of accounts payable and due to related parties approximate fair values due to the short maturities of such instruments.

Note 5 - Related Party Transactions

As discussed in Note 3, on February 22, 2010 the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.  Further, the sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

As previously discussed, on March 11, 2010, the Company’s sole officer and director returned 80,000,000 shares of common stock for cancellation.

For the year ended October 31, 2010 and 2009, the Company recognized contributed office space from a related party totaling $1,000 and $3,000, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed office space.

For the year ended October 31, 2010 and 2009, the Company recognized contributed services from a related party totaling $750 and $3,000, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed services.

In January 2010, an agreement went into effect whereby the Company is paying Santeo Financial, a company affiliated with the Company’s sole officer and director, Ron Ruskowsky, for management feesof $8,000 a month on a month-to-month basis.  A total of $80,000 was charged to operations for the year ended October 31, 2010.  Accounts payable to this related party totaled $32,000 at October 31, 2010.

At the year ended October 31, 2010 the remaining accounts payable to related party was made up of $9,220 in expense reimbursements due to the Company’s president $1,370 in expense reimbursements due to Harry Ruskowsky, President of Trio Gold and the father of the Company’s president, $1,700 due to Earl Abbott an outside geologist for consulting work and shareholder of the Company, and $2,000 due to Kelsey Hammond an outside geologist for consulting work and shareholder of the Company.

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Note 6 - Stockholders' Equity (Deficit)

Year Ended October 31, 2010

Effective February 23, 2010, the Company completed a 60:1 stock split.  The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

In February 2010, the Company issued 2,000,000 units for $1,000,000, with each unit consisting of a share of its common stock and a common stock purchase warrant.  The warrants are exercisable at $0.75 per share and expire on August 22, 2011.

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

On April 1, 2010, the Company issued 30,000 shares of its common stock in consideration for geology services valued at $76,200. The services are being amortized over the six-month term of the agreement.  At October 31, 2010, all of the $76,200 original balance had been amortized and charged to operations as exploration costs.

In April 2010 the Company issued 1,000,000 units for $1,000,000, with each unit consisting of a share of its common stock and a common stock purchase warrant.  The warrants are exercisable at $1.25 per share and expire on October 21, 2011.

For the year ended October 31, 2010, the Company recognized additional paid-in capital from a related party for contributed office space totaling $1,000 and contributed services totaling $750, which represent the estimated fair values of the donated office space and services (see Note 5).

On June 4, 2010, the Company entered into a consulting agreement with an outside consultant to perform work for the Company for the period of six months ending December 2010.  Compensation provided to the consultant will be $4,000 a month, as well as 10,000 shares of the Company’s common stock provided as a signing bonus, valued at $8,900.  Amortization of the signing bonus as of October 31, 2010 totaled $6,675, and has been charged to operations and included in exploration costs.  At October 31, 2010, the unamortized balance totaled $2,225.

On October 26, 2010, the Company issued 3,000,000 units for $1,500,000, with each unit consisting of a share of its common stock and a common stock purchase warrant.  The warrants are exercisable at $0.75 per share and expire on October 28, 2013.

Year Ended October 31, 2009

In October 2008, the Company issued 120,000,000 shares of its common stock to its founder.

In January 2009, the Company issued 30,120,000 shares of common stock in a private placement for $25,100.

For the year ended October 31, 2009, the Company recognized additional paid-in capital from a related party for contributed office space totaling $3,000 and contributed services totaling $3,000, which represent the estimated fair values of the donated office space and services (see Note 5).

Amarok Resources, Inc.
 (An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Warrants

The following is a schedule of warrants outstanding as of October 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, October 31, 2008	--	$--	--	$--

Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants expired	--	--	--	--

Balance, October 31, 2009	--	$--	--	$--

Warrants granted	6,000,000	0.83	2 Years	--
Warrants exercised	--	--	--	--
Warrants expired	--	--	--	--

Balance, October 31, 2010	6,000,000	$0.83	2 Years	$--

Note 7 - Income Taxes

The Company accounts for income taxes under ASC No. 740 (ASC 740), Accounting for Income Taxes.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of October 31, 2010, the Company had estimated federal net operating loss carry forwards totaling approximately $2,000,000 which can be used to offset future federal income tax.  The federal net operating loss carry forwards expire at various dates through 2030.  The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At October 31, 2010, the Company’s gross deferred tax asset totaled $680,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the company’s income tax provision for the year ended October 31, 2010 and 2009 amounted to:

	October 31,	October 31,
	2010	2009
Current income tax expense	$-	$-
Deferred income tax benefit	(680,000)	(9,700)
Change in valuation allowance	680,000	9,700
	$-	$-

Amarok Resources, Inc.

Item 9. Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

Reference: Current Report on Form 8-K, filed September 20, 2010 with the Securities and Exchange Commission.
Section 4 - Matters Related to Accountants and Financial Statements
Item 4.01 - Change in Registrant's Certifying Accountant

Dismissal of Independent Accountant

Effective as of September 3, 2010, M&K CPAS, PLLC ("M&K") was dismissed as the independent registered accounting firm of Amarok Resources, Inc.

M&K's report on the registrant's financial statements for the past two (2) fiscal years, as well as the subsequent interim period through the effective date, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles, with the exception of a modification indicating there was substantial doubt that Amarok Resources, Inc. would continue as a "Going Concern".

The dismissal of the independent registered public accountants was approved by the registrant's Board of Directors effective as of September 3, 2010.

During the registrant's most recent two (2) fiscal years, as well as the subsequent interim period through the effective date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the registrant's most recent two (2) fiscal years, as well as the subsequent interim period through the effective date, M&K did not advise the registrant of any matters as identified in Item 304(a)(1)(v)(A)-(D) of Regulation S-K.

Appointment of New Independent Accountants

Effective as of September 3, 2010, the Board of Directors of Amarok Resources, Inc. approved the engagement of Robison, Hill & Co. ("RH") as its independent registered public accounting firm to audit the registrant's financial statements. The registrant did not consult RH on any matters described in Item 304(a)(2) of Regulation S-K during the registrant's two (2) most recent fiscal years of any subsequent interim period prior to engaging RH.

Amarok Resources, Inc.

Item 9A. Controls and Procedures

Evaluation of Disclosures and Procedures

Our Principal Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Principal Executive Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Amarok Resources, Inc.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2010, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.
We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our extremely small size and the fact that we only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.
We do not currently have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

4.	We did not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.
We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.
There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In addition, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

Amarok Resources, Inc.

Changes in Internal Control over Financial Reporting

Other than the weaknesses identified above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Ron Ruskowsky	President and Director	January 4, 2010 to present

Office Street Address:	30021 Tomas Street, Suite 335
Rancho Santa Margarita, California 92688
Telephone:	(949) 682-7889

Ron Ruskowsky, President and Director; Age: 43

Ron Ruskowsky became our President, Chief Executive Officer, and Director on January 4, 2010. Ron Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 22 years. Mr. Ruskowsky has been involved in the start-up and development phases of companies involved in precious metal exploration, oil and gas exploration and development and sales, as well as offering consulting services to numerous small companies in the late 1990's. Mr. Ruskowsky has significant experience and knowledge in managing the growth of small cap resource companies. Mr. Ruskowsky is currently President and CEO of Royal Quantum Group, Inc., a public company currently quoted on the OTCBB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended October 31, 2010 were filed timely; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely.

Code of Ethics

As a company with only one officer and director, we have not yet prepared and adopted a written code of ethics.

Amarok Resources, Inc.

Board of Director Meetings and Committees

The Board of Directors consisted of a sole member during the year ended October 31, 2010, operated primarily by unanimous consent resolutions and held no formal meetings.

Amarok Resources, Inc. does not currently have a designated Audit, Nominating or Compensation Committee and currently relies on sole officer and director to perform those functions.

Item 11. Executive Compensation

Executive Compensation

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Ron Ruskowsky (1)	2010	0	0	0	0	0	0	80,000	80,000
President & CEO	2009	0	0	0	0	0	0	0	0
(January 4, 2010)

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Ron Ruskowsky	2010	0	0	0	0	0	0	0
(January 4, 2010)	2009	0	0	0	0	0	0	0

Notes:

The table represents the year denoted ended October 31;

(1)
In January 2010, an agreement went into effect whereby the Company is paying Santeo Financial, a company affiliated with the Company’s sole officer and director, Ron Ruskowsky, for management fees of $8,000 a month on a month-to-month basis. A total of $80,000 was charged to operations for the year ended October 31, 2010. Accounts payable to this related party totaled $32,000 at October 31, 2010.

As of October 31, 2010, Amarok Resources, Inc. provides no group health insurance to employees.

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

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Amarok Resources, Inc.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended October 31, 2010.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Agreements

No employment agreements are currently in place.

There are no currently arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Amarok Resources, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of October 31, 2010; the beneficial ownership of Amarok Resources, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class
Ron Ruskowsky	37,000,000	0	48.4
President and Director

Officers and Directors as a Group	37,000,000	0	48.4

Total	37,000,000	0	48.4

Notes:

Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after October 31, 2010.

Total shares outstanding as of October 31, 2010 were 76,404,240 plus an additional 6,000,000 shares issuable upon the exercise of outstanding warrants held by approximately 11 shareholders of record with an undetermined additional number of holders in street name.

Equity Compensation Plan Information

We currently have no Equity Compensation plans in place.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

Amarok Resources, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Commencing January 2010, the Company is paying a company affiliated with the Company’s sole officer and director for management fees of $8,000 a month on a month-to-month basis.

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

For the year ended October 31, 2010 and 2009, the Company recognized contributed office space from a related party totaling $1,000 and $1,500, respectively.

For the year ended October 31, 2010 and 2009, the Company recognized contributed services from a related party totaling $750 and $1,500, respectively.

Director Independence

Our Board of Directors consists of a single member that is also our sole officers. We believe our sole board member is not “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market).  In accordance with these requirements, we have determined that Mr. Ruskowsky is not an "independent director," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Audit Committee

Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date as we currently have only one director.  Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert but intend to retain one in conjunction with the growth of our business.  We have determined that for the purpose of and pursuant to the instructions of item 407(d) of regulation S-K titled Audit Committee Financial Expert, we do not currently have a member that possesses the attributes of an “audit committee financial expert”.

Similarly we do not have a nominating committee or a committee performing similar functions.  Presently, our entire board consisting of a sole director serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future.  The Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  Until further determination by the Board of Directors, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating committee.

Amarok Resources, Inc.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending October 31, 2010 and 2009 were: $ 7,700 and $ 2,800, respectively.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending October 31, 2010 and 2009.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending October 31, 2010 and 2009.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending October 31, 2010 and 2009.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending October 31, 2010. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Amarok Resources, Inc.

Item 15. Exhibits, Financial Statement Schedules

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

10.3	Agreement made and entered into as of April 16, 2010, between the Company and St. Elias Mines Ltd. April 16, 2010; filed as exhibit 10.3 with the Registrant’s Form 10-Q filed September 20, 2010.

Amarok Resources, Inc. includes herewith the following exhibits:

4.1	Form of warrant, exercisable at $0.75 per share
4.2	Form of warrant, exercisable at $1.25 per share
10.4	Revision to Exploration Agreement, of January 28, 2010 with, and Trio Gold Corp
31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

Amarok resources, Inc. includes herein the following financial statements:

Amarok Resources, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amarok Resources, Inc.
Registrant

Date: February 14, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky, President and Treasurer
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2011	By:	/s/ Ron Ruskowsky, President
Ron Ruskowsky, President and Director