Form 10-Q
period 2011-01-31
Amarok Resources, Inc.
filed 2011-03-14
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:   333-156594

Amarok Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0599925
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30021 Tomas Street Suite 300
Rancho Santa Margarita, California 92688
(Address of principal executive offices)

(949) 682-7889
(Registrants telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

          ☐ Large accelerated filer                  ☐ Accelerated filer                  ☐ Non-accelerated filer                  ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of January 31, 2011:     76,404,240 shares of common stock

Amarok Resources, Inc.
(Formerly Ukragro Corporation)
(An Exploratory Stage Company)

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Amarok Resources, Inc.
(An Exploratory Stage Company)
Balance Sheets

	January 31,	October 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,676,976	$2,011,633
Prepaid consulting	-	2,225
Prepaid rent	1,217	1,217
Prepaid services	6,450	9,675
Security deposit	1,200	1,200
	1,685,843	2,025,950

Total assets	$1,685,843	$2,025,950

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$7,934	$10,612
Accounts payable - related parties	13,476	46,290
	21,410	56,902

Stockholders' equity (deficit)
Common stock, 175,000,000 shares authorized, $0.001
par value, 76,404,240 shares issued and outstanding
at January 31, 2011 and 76,404,240 shares issued
and outstanding at October 31, 2010	76,404	76,404
Additional paid-in capital (deficit)	4,027,390	4,027,390
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(2,277,571)	(1,972,956)
	1,664,433	1,969,048

Total liabilities and stockholders' equity (deficit)	$1,685,843	$2,025,950

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Amarok Resources, Inc.
(An Exploratory Stage Company)
Statements of Operations
(Unaudited)
			From
			February 1, 2010
			through
	For the Three Months Ended		January 31, 2011
	January 31,		(Exploratory
	2011	2010	Stage)

Operating expenses
Exploratory costs	$243,683	$-	$2,046,989
Contributed services	-	1,500	250
Management fees	24,000	-	104,000
Professional services	27,930	-	77,527
Rent	3,652	-	13,586
Other general and administrative	5,493	-	36,451
Total operating expenses	304,758	1,500	2,278,803

Other (expenses) and income
Interest expense	(66)	-	(66)
Interest income	209	-	1,298

Net loss	$(304,615)	$(1,500)	$(2,277,571)

Net loss per common share -
basic and diluted	$0.00	$0.00

Weighted average number of common
shares outstanding	76,404,240	150,120,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Amarok Resources, Inc.
(An Exploratory Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			February 1, 2010
			through
	For the Three Months Ended		January 31, 2011
	January 31,		(Exploratory
	2011	2010	Stage)
Cash flows from operating activities:
Net loss	$(304,615)	$(1,500)	$(2,277,571)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services and rent	-	1,500	250
Stock based compensation	-	-	493,198
Changes in operating assets and liabilities
Increase in prepaid rent	-	-	(1,217)
Decrease in prepaid consulting	2,225	-	2,225
Decrease in prepaid services	3,225	-	(6,450)
Increase in security deposit	-	-	(1,200)
Decrease in accounts payable	(2,678)	-	4,670
Decrease in accounts payable - related parties	(32,814)	-	13,071
Net cash used in operating activities	(334,657)	-	(1,773,024)

Cash flows from investing activities:
Investments in mining property	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock
net of offering costs	-	-	3,450,000
Net cash provided by financing activities	-	-	3,450,000

Increase (decrease) in cash	(334,657)	-	1,676,976
Cash - beginning of period	2,011,633	-	-

Cash - end of period	$1,676,976	$-	$1,676,976

Supplemental disclosures of cash flow information:
Interest paid	$66	$-	$66
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:

In June 2010, the Company issued 10,000 shares of its common stock in consideration for geology services provided, valued at $8,900. At January 31, 2011, all of the $8,900 original balance had been amortized and charged to operations as exploration costs.

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Amarok Resources, Inc.

Amarok Resources, Inc. (the “Company,” “we” or “our”) interim financial statements are unaudited.  They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarter/periods, due to several factors, including volatility of interest rates, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, and our ability to obtain additional capital.  These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Amarok Resources, Inc. Form 10-K for the year ended October 31, 2010.

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

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2011, had a combined accumulated deficit of $2,439,361. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2011. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at January 31, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 6,000,000 shares of common stock.  There were no potential common shares at January 31, 2010.

Concentration of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the three months ended January 31, 2011 and 2010, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

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

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

NOTE 3 – MINING CLAIMS

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

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. The Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on date of issuance.  The value of these shares has been charged to operations and included in exploration costs.  The Company has paid a total of $1,375,000 to Trio Gold as of January 31, 2011.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.

The sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

Cuevas Blanca Gold Property

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  As of January 31, 2011, the Company has paid $27,603 in fees towards property maintenance costs on the Cueva Blanca property.  These payments are applied towards the $200,000 due to St. Elias.

NOTE 4 – FAIR VALUE ACCOUNTING

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2011:

		January 31, 2011
			Carrying
	Level	Fair Value	Amount
Liabilities
Accounts payable	2	$7,934	$7,934
Due to related parties	2	$13,476	$13,476

Recorded values of accounts payable and due to related parties approximate fair values due to the short maturities of such instruments.

NOTE 5 – RELATED PARTY TRANSACTIONS

As discussed in Note 3, on February 22, 2010 the Company entered into an agreement with Carlin Gold Resources, Inc., (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.  Further, the sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  A total of $24,000 was charged to operations for the three months ended January 31, 2011.  Accounts payable to this related party totaled $8,000 at January 31, 2011

At January 31, 2011 the remaining accounts payable to related party was made up of $405 in expenses reimbursements due to the Company’s president $1,371 in expense reimbursements due to Harry Ruskowsky, President of Trio Gold and the father of the company’s president, $1,700 due to Earl Abbott an outside geologist and shareholder of the Company, and $2,000 due to Kelsey Hammond an outside geologist and shareholder of the Company.

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT)

Three Months Ended January 31, 2011

On January 3, 2011, the Company extended its consulting agreement with an outside consultant to perform work for the Company for a twelve month period ending December 31, 2011.  Compensation provided to the consultant will be $4,000 a month.  The consultant will also receive, as an additional bonus, 10,000 shares of the Company’s common stock to be issued after March 1, 2011.  Amortization of the Consultant’s original signing bonus as of January 31, 2011 totaled $2,225, and has been charged to operations and included in exploration costs.  At January 31, 2011, the original signing bonus valued at $8,900 had been completely amortized.

Amarok Resources, Inc.
(An Exploratory stage company)

Notes to The Financial Statements

Warrants

The following is a schedule of warrants outstanding as of January 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, October 31, 2008	--	$--	--	$--

Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants expired	--	--	--	--

Balance, October 31, 2009	--	$--	--	$--

Warrants granted	6,000,000	0.83	2 Years	--
Warrants exercised	--	--	--	--
Warrants expired	--	--	--	--

Balance, October 31, 2010	6,000,000	$0.83	2 Years	$--

Balance, January 31, 2011	6,000,000	$0.83	1.31 Years	$--

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740), Accounting for Income Taxes.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of January 31, 2011, the Company had estimated federal net operating loss carry forwards totaling approximately $2,300,000 which can be used to offset future federal income tax.  The federal net operating loss carry forwards expire at various dates through 2030.  The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At January 31, 2011, the Company’s gross deferred tax asset totaled $782,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

NOTE 8 – SUBSEQUENT EVENTS

As previously discussed in Note 6, a consultant will receive 10,000 shares as a signing bonus after March 1, 2011.

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

Because of the nature of a company with limited operational history the reported results will not necessarily reflect the future.

Business Summary

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

About the Rodeo Creek Project Area

Amarok Resources, Inc.

The property is without known reserves and our present program is exploratory in nature.

We believe the property to have potential for the discovery of one or more gold deposits similar to those presently being mined elsewhere along the Carlin Trend in Elko County, Nevada. The property is located approximately 56 km northwest of the town of Carlin. The property comprises 29 contiguous mineral claims covering an area of 547 acres (221 hectares).

Access to the property is limited to unpaved service roads that are subject to weather conditions that can inhibit access to the property.

Previous drilling on the property indicates that the geological and alteration features common to numerous deposits on the Carlin Trend exist at Rodeo Creek, namely NW&NE-trending faults with decalcification, silicification and argillization within the highly prospective Popovich Formation, currently the host to 85% of all deposits along the Carlin Trend.

The property also contains the anomalous geochemical signature of Carlin Trend deposits (As-Sb-Tl) in altered Popovich Formation and as “leakage anomalies” along the NW&NE-trending faults.

One such “leakage” anomaly (Flower Zone) has drill intercepts of up to 9.60 gm/T Au (0.28 oz/t) across 6m, including 29.10 gm/T Au (0.85 oz/t) over 1.5m. Mineralization occurs in a small fault-bound area within 90m of surface, and has the characteristics of a strong leakage anomaly derived from underlying gold mineralization.

Other “leakage” anomalies occur as an intensely altered gold-bearing fault zones (Look and Flower Faults) accompanied by large gold-arsenic soil anomalies traceable over more than 500m of strike length. These anomalies are also believed to represent leakages from deeper gold mineralization.

Exploration permits are current.

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  As of January 31, 2011, the Company has paid $27,603 in fees towards property maintenance costs on the Cueva Blanca property.  These payments are applied towards the $200,000 due to St. Elias.

Amarok Resources, Inc.

About the Cueva Blanca Gold Project Area

The property is without known reserves and the present program is exploratory in nature.

The Property is comprised of certain mineral concessions covering approximately 1,200 hectares and is located in the Department of Lambayeque, in northwest Peru.

Access to the property is limited to unpaved service roads that are subject to weather conditions that can inhibit access to the property.

The Company continues to work with St. Elias to finalize the operating agreement. Contingent upon satisfactory completion of an operating agreement with St Elias, the Company will further evaluate the geological data and define an exploration plan.

Amarok Resources, Inc.

Plan of Operation

Our focus is to acquire mineral resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $1,676,976 as of January 31, 2011. In the opinion of management, our available funds may not satisfy our working capital requirements for the next twelve months.  Our drilling schedules and minimum expenditure requirements related to our current projects will consume the majority of our current cash over the next twelve months and we are not presently developing any revenue from our operations.

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

Financial Summary

For the three month period ended January 31, 2011 as compared to the three month period ended January 31, 2010.

Revenues.
The Company had revenue for the three month period ended January 31, 2011 of $0 and exploratory costs of $243,683, as compared to the three month period ended January 31, 2010 of revenue $0 and production costs of $0.

Operating Expenses and Net Loss.
The Company’s net loss of $304,615 for the three month period ended January 31, 2011 was comprised of general and administrative expenses of $5,493, management fees to a related party in the amount of $24,000, contributed services of $0, professional fees in the amount of $27,930 and rent expenses of $3,652. The Company also had $143 in net interest income.  In comparison to the three month period ended January 31, 2010, the Company’s net loss of $1,500 was comprised of contributed services of $1,500.

Liquidity and Capital Resources.
The Company had cash of $1,676,976 as of January 31, 2011, as compared to $0 as of January 31, 2010.  As of the three month period ended January 31, 2011, the Company had prepaid assets of $7,667, as compared to the three month period ended January 31, 2010; the Company had prepaid assets of $0. The Company also has $1,200 in security deposits as of January 31, 2011.

For the three month period ended January 31, 2011, the Company had $21,410 in total current liabilities, which was represented by $7,934 in accounts payable, and $13,476 in related party accounts payable.  This is in comparison to the three month period ended January 31, 2010, where the Company had $3,669 in total current liabilities, which was represented by $3,264 in accounts payable, and $405 in related party accounts payable.

Amarok Resources, Inc.

The Company had no long-term liabilities for the three month period ended January 31, 2011; therefore the Company had total liabilities of $21,410.  This is in comparison to the three month period ended January 31, 2010, where the Company had no long-term liabilities and total liabilities of $3,669.

The Company is not aware of any known trends, events or uncertainties which may affect its future liquidity.

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

Going Concern
The Company has incurred net losses since inception, and as of January 31, 2011, had a combined accumulated deficit of $2,439,361. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. We recognize that the Company must generate additional resources to enable it to continue operations. We intend to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If we are unable to raise additional capital when needed and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Off-Balance Sheet Arrangements

None Applicable.

Critical Accounting Policies

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

Amarok Resources, Inc.

Fair Value of Financial Instruments
Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2011. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock
The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at January 31, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 6,000,000 shares of common stock.  There were no potential common shares at January 31, 2010.

Concentration of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the three months ended January 31, 2011 and 2010, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Ruskowski,  has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Amarok Resources, Inc.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None, for the period ending January 31, 2011.

Item 3 - Defaults upon Senior Securities

None, for the period ending January 31, 2011.

Item 4 - [Removed and Reserved]

Item 5 - Other Information

None, for the period ending January 31, 2011.

Item 6 - Exhibits

Exhibits

Amarok Resources, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.3	Amended Articles of Incorporation, filed as exhibit 3.3 with the Registrant’s Current Report on Form 8-K filed March 4, 2010.
4.1	Form of Warrant, exercisable at $0.75 per share, filed as exhibit 4.1 with the Registrant’s Annual Report on Form 10-K filed February 14, 2011.
4.2	Form of Warrant, exercisable at $1.25 per share, filed as exhibit 4.2 with the Registrant’s Annual Report on Form 10-K filed February 14, 2011.
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

10.3	Agreement made and entered into as of April 16, 2010, between the Company and St. Elias Mines Ltd. April 16, 2010; filed as exhibit 10.3 with the Registrant’s Form 10-Q filed September 20, 2010
10.4	Revision to Exploration Agreement, of January 28, 2010 with, and Trio Gold Corp; filed as exhibit 10.4 with the Registrant’s Annual Report on Form 10-K filed February 14, 2011.

Amarok Resources, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Amarok Resources, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amarok Resources, Inc.

Date: March 11, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer