Form 10-Q
period 2011-05-30
Amarok Resources, Inc.
filed 2011-06-13
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-156594

AMAROK RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0599925
(State of incorporation)	(I.R.S. Employer Identification No.)

30021 Tomas Street, Suite 300
Rancho Santa Margarita, CA92688
 (Address of principal executive offices)

(949) 682-7889
(Registrant’s telephone number)

with a copy to:
Carrillo Huettel&Zouvas, LLP
3033 Fifth Ave. Suite 400
San Diego, CA92103
Telephone (619) 546-6100
Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                        Accelerated Filer  ☐

Non-Accelerated Filer      ☐                                                        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒ No

As of April 30, 2011, there were 77,804,240 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

AMAROK RESOURCES, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amarok Resources, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "AMOK" refers to Amarok Resources, Inc.

Page - 2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Index
Unaudited Consolidated Balance Sheets	F-1
Unaudited Consolidated Statements of Operations	F-2
Unaudited Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

Page - 3

Amarok Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
	April 30,	October 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,311,316	$2,011,633
Prepaid consulting	-	2,225
Prepaid rent	1,217	1,217
Prepaid services	3,225	9,675
Security deposit	1,200	1,200
	1,316,958	2,025,950

Long term assets
Mining property	826,000	-

Total assets	$2,142,958	$2,025,950

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$13,747	$10,612
Accounts payable - related parties	13,476	46,290
	27,223	56,902

Stockholders' equity (deficit)
Common stock, 175,000,000 shares authorized, $0.001
par value, 77,804,240 shares issued and outstanding
at April 30, 2011 and 76,404,240 shares issued
and outstanding at October 31, 2010	77,804	76,404
Additional paid-in capital (deficit)	4,851,990	4,027,390
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(2,652,269)	(1,972,956)
	2,115,735	1,969,048

Total liabilities and stockholders' equity (deficit)	$2,142,958	$2,025,950

See accompanying notes to the financial statements

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					February 1, 2010
					through
	For the Three Months Ended		For the Six Months Ended		April 30, 2011
	April 30,		April 30,		(Exploratory
	2011	2010	2011	2010	Stage)

Operating expenses
Exploratory costs	$312,000	$789,023	$555,683	$798,023	$2,358,989
Contributed services	-	-	-	750	250
Management fees	24,000	32,000	48,000	32,000	128,000
Professional services	21,239	24,242	49,169	24,242	98,766
Rent	3,697	2,950	7,349	3,700	17,283
Other general and administrative	13,933	8,701	19,426	8,701	50,383
Total operating expenses	374,869	856,916	679,627	867,416	2,653,671

Other (expenses) and income
Interest expense	-	-	(66)	-	(66)
Interest income	171	296	380	296	1,469

Net loss	$(374,698)	$(856,620)	$(679,313)	$(867,120)	$(2,652,268)

Net loss per common share -
basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common
shares outstanding	76,986,262	90,277,686	76,690,428	120,694,774

See accompanying notes to the financial statements

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			February 1, 2010
			through
	For the Six Months Ended		April 30, 2011
	April 30,		(Exploratory
	2011	2010	Stage)
Cash flows from operating activities:
Net loss	$(679,313)	$(867,120)	$(2,652,268)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services and rent	-	1,750	250
Stock based compensation	-	410,323	493,198
Changes in operating assets and liabilities
Increase in prepaid rent	-	(4,500)	(1,217)
Decrease in prepaid consulting	2,225	12,700	2,225
Decrease in prepaid services	6,450	-	(3,225)
Increase in security deposit	-	(1,200)	(1,200)
Increase in accounts payable	3,135	3,955	10,483
Decrease in accounts payable - related parties	(32,814)	36,590	13,071
Net cash used in operating activities	(700,317)	(407,502)	(2,138,683)

Cash flows from investing activities:
Investments in mining property	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	1,950,000	3,450,000
Net cash provided by financing activities	-	1,950,000	3,450,000

Increase (decrease) in cash	(700,317)	1,542,498	1,311,317
Cash - beginning of period	2,011,633	-	-

Cash - end of period	$1,311,316	$1,542,498	$1,311,317

Supplemental disclosures of cash flow information:
Interest paid	$66	$-	$66
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:

In March 2011, the Company acquired mining property in consideration for 1,400,000 shares of its common stock and the option to buy 1,400,000 shares valued at $826,000.
(See Note 3 in Footnotes to the Financial Statement)

See accompanying notes to the financial statements

Amarok Resources, Inc.
(An Exploratory Stage Company)
Notes to the Financial Statements

NOTE 1	- ORGANIZATION AND BASIS OF PRESENTATION

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Amarok Resources, Inc.

Amarok Resources, Inc.’s (the “Company,” “we” or “our”) interim financial statements are unaudited.  They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarter/periods, due to several factors, including volatility of interest rates, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, and our ability to obtain additional capital.  These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Amarok Resources, Inc. Form 10-K for the year ended October 31, 2010.

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2011, had a combined accumulated deficit of $2,814,059. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2011. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at April 30, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 7,400,000 shares of common stock.  There were no potential common shares at April 30, 2010.

Concentration of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the six months ended April 30, 2011 and 2010, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

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

NOTE 3	– MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011.Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company capitalized a total of $826,000 for the McNeil property.  The amount capitalized for the McNeil property was valued using the Company’s closing stock price at the date of the agreement as well as the calculated value of the options, $0.56 and $0.03 respectively.

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

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company has remained in accordance with this agreement with the most recent payment of $100,000 to Trio on March 10, 2010, which was charged to operations and included in exploration costs.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. The Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on date of issuance.  The value of these shares has been charged to operations and included in exploration costs.  The Company has paid a total of $1,575,000 to Trio Gold as of April 30, 2011.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.

The sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. (“St. Elias”) in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter return (“NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias.  Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property(subject to a 1.5% NSR) in consideration of:

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  As of April 30, 2011, the Company has paid $27,603 in fees towards property maintenance costs on the Cueva Blanca property.  These payments are applied towards the $200,000 due to St. Elias.

In late April, 2011, St. Elias terminated the agreement between the Company and St. Elias dated April 16, 2010.  The Company is currently considering its options following St. Elias’ termination of the agreement.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2011:
		April 30, 2011

	Level	Fair Value	Carrying Amount
Liabilities
Accounts payable	2	$13,747	$13,747
Due to related parties	2	$13,476	$13,476

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

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  A total of $48,000 was charged to operations for the three months ended April 30, 2011.  Accounts payable to this related party totaled $8,000 at April 30, 2011.

At April 30, 2011 the remaining accounts payable to related party was made up of $405 in expenses reimbursements due to the Company’s president, $1,371 in expense reimbursements due to Harry Ruskowsky, President of Trio Gold and the father of the company’s president, $1,700 due to Earl Abbott an outside geologist and shareholder of the Company, and $2,000 due to Kelsey Hammond an outside geologist and shareholder of the Company.

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT)

Six Months Ended April 30, 2011

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates.

On January 3, 2011, the Company extended its consulting agreement with an outside consultant to perform work for the Company for the period approximately twelve months ending December 2011.  Compensation provided to the consultant will be $4,000 a month.  The consultant will also receive, as an additional bonus, 10,000 shares of the Company’s common stock issued after March 1, 2011.

Warrants

The following is a schedule of warrants outstanding as of April 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life		Aggregate Intrinsic Value

Balance, October 31, 2008	--	$--	--		$--

Warrants granted	--	--	--		--
Warrants exercised	--	--	--		--
Warrants expired	--	--	--		--

Balance, October 31, 2009	--	$--	--		$--

Warrants granted	6,000,000	0.83	2 Years		--
Warrants exercised	--	--	--		--
Warrants expired	--	--	--		--

Balance, October 31, 2010	6,000,000	$0.83	2 Years		$--
Warrants granted	1,400,000	$1.13	1 Year		$--

Balance, April 30, 2011	7,400,000	$0.89	1.03 Years	$

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740), Accounting for Income Taxes.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of April 30, 2011, the Company had estimated federal net operating loss carry forwards totaling approximately $2,300,000 which can be used to offset future federal income tax.  The federal net operating loss carry forwards expire at various dates through 2030.  The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At April 30, 2011, the Company’s gross deferred tax asset totaled $782,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

NOTE 8	- SUBSEQUENT EVENTS

There are no subsequent events noted at this time.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

For the three month period ended April 30, 2011 as compared to the three month period ended April 30, 2010.

Revenues.
The Company had revenues for the three month period ended April 30, 2011 of $0 and exploratory costs of $312,000, as compared to the three month period ended April 30, 2010 of revenues of $0 and exploratory costs of $789,023.

Operating Expenses and Net Loss.
The Company’s net loss of $374,698 for the three month period ended April 30, 2011 was comprised of general and administrative expenses of $13,933, management fees to a related party in the amount of $24,000, contributed services of $0, professional fees in the amount of $21,239 and rent expenses of $3,697. The Company also had $171 in net interest income.  In comparison to the three month period ended April 30, 2010, the Company’s net loss of $856,620 was comprised of general and administrative expenses of $8,701, management fees to a related party in the amount of $32,000, professional fees in the amount of $24,242 and rent expenses of $2,950. The Company also had $296 in net interest income.

For the six month period ended April 30, 2011 as compared to the six month period ended April 30, 2010.

Revenues.
The Company had revenues for the six month period ended April 30, 2011 of $0 and exploratory costs of $555,683, as compared to the six month period ended April 30, 2010 of revenues of $0 and exploratory costs of $798,023.

Operating Expenses and Net Loss.
The Company’s net loss of $679,313 for the six month period ended April 30, 2011 was comprised of general and administrative expenses of $19,426, management fees to a related party in the amount of $48,000, professional fees in the amount of $49,169 and rent expenses of $7,349. The Company also had $314 in net interest income.  In comparison to the six month period ended April 30, 2010, the Company’s net loss of $867,120 was comprised of general and administrative expenses of $8,701, management fees to a related party in the amount of $32,000, contributed services of $750, professional fees in the amount of $24,242 and rent expenses of $3,700. The Company also had $296 in net interest income.

Liquidity and Capital Resources.
The Company had cash of $1,311,316 as of April 30, 2011, as compared to $1,542,498 as of April 30, 2010.  As of April 30, 2011, the Company had prepaid assets of $4,442, as compared to April 30, 2010, the Company had prepaid assets of $68,000. The Company also has $1,200 in security deposits as of April 30, 2011 and had $1,200 of security deposits as of April 30, 2010.

Page - 13

As of April 30, 2011, the Company had $27,223 in total current liabilities, which was represented by $13,747 in accounts payable, and $13,476 in related party accounts payable.  This is in comparison to April 30, 2010, where the Company had $44,214 in total current liabilities, which was represented by $7,218 in accounts payable, and $36,996 in related party accounts payable.

The Company had no long-term liabilities at April 30, 2011; therefore the Company had total liabilities of $27,223.  This is in comparison to April 30, 2010, where the Company had no long-term liabilities and total liabilities of $44,214.

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

Quarterly Events

In late April, 2011, St. Elias Mines Ltd. (“St. Elias”) terminated that certain letter agreement entered into between the Company and St. Elias on April 16, 2010, pursuant to which the Company had the option to earn a 60% interest, subject to a 1.5% net smelter return (“NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) owned wholly by St. Elias in Northern Peru, in exchange for (a) cash payments of $200,000 to St. Elias over a two-year period; (b) issuing 100,000 shares of the Company’s common stock to St. Elias; and (c) incurring at least $1,500,000 in exploration expenditures on the property over a three-year period.  The Company is currently considering its options following St. Elias’ termination of the agreement.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Page - 14

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

Fair Value of Financial Instruments

    Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2011. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

    The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at April 30, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 7,400,000 shares of common stock.  There were no potential common shares at April 30, 2010.

Concentration of Credit Risk

    The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the six months ended April 30, 2011 and 2010, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Page - 15

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 16

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

  2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

Page - 17

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.01a	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
4.01	Form of Warrant, exercisable at $0.75 per share	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
4.02	Form of Warrant, exercisable at $1.25 per share	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.01	Exploration Agreement between the Company and Carlin Gold Resources, Inc. dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc. dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement between the Company and Carlin Gold Resources, Inc. dated January 28, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. signed March 24, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
16.01	Letter from Former Auditor M&K CPAS, PLLC, dated September 3, 2010	Filed with the SEC on September 10, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 18

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Dated: June 13, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Its: Director

Page - 19