Form 10-Q
period 2011-07-31
Amarok Resources, Inc.
filed 2011-09-14
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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
Zouvas Law Group, P.C.
2368 Second Avenue
San Diego, CA92101
Telephone (619) 688-1116
Facsimile (619) 688-1715

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

As of July 31, 2011, there were 77,814,240 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet as of July 31, 2011 and Audited Condensed Balance Sheet as of October 31, 2010	F-1
Unaudited Condensed Statement of Operations for the Three Months Ended July 31, 2011 and 2010 and the Nine Months Ended July 31, 2011 and 2010 and February 1,2011 through July 31,2011.	F-2
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended July 31, 2011 and 2010 and February 1,2010 through July 31, 2011.	F-3
Notes to Condensed Financial Statements	F-4

Page - 3

Amarok Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	July 31,	October 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$904,597	$2,011,633
Prepaid consulting	1,931	2,225
Prepaid rent	-	1,217
Prepaid services	500	9,675
Security deposit	1,200	1,200
Total Current assets	908,228	2,025,950

Long term assets
Mining property	826,000	-

Total assets	$1,734,228	$2,025,950

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$-	$10,612
Accounts payable - related parties	12,476	46,290
Total Current liabilities	12,476	56,902
Stockholders' equity (deficit)
Common stock, 175,000,000 shares authorized, $0.001
par value, 77,814,240 shares issued and outstanding
at July 31, 2011 and 76,404,240 shares issued
and outstanding at October 31, 2010	77,814	76,404
Additional paid-in capital (deficit)	4,855,180	4,027,390
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(3,049,452)	(1,972,956)
Total Stockholders’ equity (deficit)	1,721,752	1,969,048
Total liabilities and stockholders' equity (deficit)	$1,734,228	$2,025,950

The accompanying notes to condensed financial statements are an integral part of these statements.

Page F- 1

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					February 1, 2010
					through
	For the Three Months Ended		For the Nine Months Ended		July 31, 2011
	July 31,		July 31,		(Exploratory
	2011	2010	2011	2010	Stage)

Operating expenses
Exploratory costs	$318,586	$685,198	$874,269	$1,483,221	$2,677,575
Contributed services	-	-	-	750	250
Management fees	31,000	24,000	79,000	56,000	159,000
Professional services	29,680	551	78,849	24,793	128,446
Rent	3,651	3,600	11,000	7,300	20,934
Other general and administrative	14,443	8,911	33,869	17,612	64,827
Total operating expenses	397.360	722,260	1,076,987	1,589,676	3,051,032

Other (expenses) and income
Interest expense	-	-	(66)	-	(66)
Interest income	177	428	557	724	1,646

Net loss	$(397,183)	$(721,832)	$(1,076,496)	$(1,588,952)	$(3,049,452)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
commonshares outstanding	77,814,023	73,399,240	77,069,075	110,284,557

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page F- 2

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			February 1, 2010
			through
	For the Nine Months Ended		July 31, 2011
	July 31,		(Exploratory
	2011	2010	Stage)
Cash flows from operating activities:
Net loss	$(1,076,496)	$(1,588,952)	$(3,049,452)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services and rent	-	1,750	250
Stock based compensation	3,200	463,348	496,398
Changes in operating assets and liabilities
Decrease in prepaid rent	1,217	(900)	-
Decrease in prepaid consulting	294	-	294
Decrease in prepaid services	9175	-	(500)
Increase in security deposit	-	(1,200)	(1,200)
Increase in accounts payable	(10,612)	2,000	(3,264)
Decrease in accounts payable - related parties	(33,814)	34,071	12,071
Net cash used in operating activities	(1,107,036)	(1,089,883)	(2,545,403)
Cash flows from investing activities:
Investments in mining property	-	-	-
Net cash provided by investing activities	-	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	1,950,000	3,450,000
Net cash provided by financing activities	-	1,950,000	3,450,000
Increase (decrease) in cash	(1,107,036)	860,117	904,597
Cash - beginning of period	2,011,633	-	-
Cash - end of period	$904,597	$860,117	$904,597
Supplemental disclosures of cash flow information:
Interest paid	$66	$-	$66
Income taxes paid	$-	$-	$-
Noncash investing and financing activities:
In March 2011, the Company acquired mining property in consideration for 1,400,000 shares of its common stock and the option to buy 1,400,000 shares valued at $826,000.
(See Note 3 in Footnotes to the Financial Statement)

In May 2011, the Company issued 10,000 shares of its common stock as a signing bonus to a geologist valued at $3,200.
(See Note 6 in Footnotes to the Financial Statement)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page F- 3

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

Going Concern

The Company has incurred net losses since inception, and as of July 31, 2011, had a combined accumulated deficit of $3,211,242. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Page  F - 4

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2011. The Company’s financial instruments consist of payables and due to related party. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at July 31, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 7,400,000 shares of common stock. There were no potential common shares at July 31, 2010.

Concentration of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the nine months ended July 31, 2011 and 2010, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

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

Page - 8

NOTE 3	– MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011, the Company entered into an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property. The Agreement was executed on May 5, 2011. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011.Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company capitalized a total of $826,000 for the McNeil property. The amount capitalized for the McNeil property was valued using the Company’s closing stock price at the date of the agreement as well as the calculated value of the options, $0.56 and $0.03 respectively. The Agreement with Warrior Ventures, Inc. was executed on May 5, 2011

Rodeo Creek Project, Nevada

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

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 million on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 million on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. The Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on date of issuance. The value of these shares has been charged to operations and included in exploration costs. The Company has paid a total of $1,575,000 to Trio Gold as of July 31, 2011.

Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.

The sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

Page - 9

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. (“St. Elias”) in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter return (“NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias. Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR)

The Company’s first payment of $10,000 was paid on June 24, 2010.  On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias. As of July 31, 2011, the Company has paid $27,603 in fees towards property maintenance costs on the Cueva Blanca property.  The Company is currently considering its options following St. Elias’ termination of the agreement.

Cautionary Note to United States Investors concerning Disclosure of Mineral Resources

This filing uses the terms “mineral resource” and “Inferred Resources.”  U.S. investors are advised that while such terms are recognized and required by Canadian regulations, the SEC does not recognize them.  “Inferred Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an Inferred Resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of Inferred Resources may not form the basis of feasibility or other economic studies.   U.S. investors are cautioned not to assume that all or any part of Inferred Resources will ever be converted into reserves.  U.S. investors are also cautioned not to assume that all or any part of an Inferred Mineral Resource exists, or is economically or legally mineable.

The mineral resources reported are not “proven reserves” nor are they “probable reserves” as those terms are defined by the SEC.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2011:

		July 31,2011
			Carrying
	Level	Fair Value	Amount
Liabilities
Accounts payable	2	$-	$-
Due to related parties	2	$12,476	$12,476

Recorded values of accounts payable and due to related parties approximate fair values due to the short maturities of such instruments.

Page - 10

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

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011.  A total of $79,000 was charged to operations for the nine months ended July 31, 2011.  There was$7,000 due to this related party at July 31, 2011

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT)

Nine Months Ended July 31, 2011
On May 2, 2011 the company issued 10,000 shares to the outside consultant it currently employs.  The shares were valued at $3,200 dollars, which will be amortized over the remaining life of his contract.

On March 24, 2011 the Company entered into an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property. The Agreement was executed on May 5, 2011. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates.

On January 3, 2011, the Company extended its consulting agreement with an outside consultant to perform work for the Company for the period approximately twelve months ending December 2011. Compensation provided to the consultant will be $4,000 a month. The consultant will also receive, as an additional bonus, 10,000 shares of the Company’s common stock issued after March 1, 2011.   These shares were granted to the outside consultant on May 2, 2011 and will be amortized and expensed over the life of the consulting agreement.

Warrants

The following is a schedule of warrants outstanding as of July 31, 2011
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life		Aggregate Intrinsic Value

Balance, October 31, 2008	--	$--	--		$--

Warrants granted	--	--	--		--
Warrants exercised	--	--	--		--
Warrants expired	--	--	--		--

Balance, October 31, 2009	--	$--	--		$--

Warrants granted	6,000,000	0.83	2 Years		--
Warrants exercised	--	--	--		--
Warrants expired	--	--	--		--

Balance, October 31, 2010	6,000,000	$0.83	2 Years		$--
Warrants granted	1,400,000	$1.13	1 Year		$--

Balance, July 31, 2011	7,400,000	$0.89	1.03 Years	$

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740), Accounting for Income Taxes. This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of reliability.

As of July 31, 2011, the Company had estimated federal net operating loss carry forwards totaling approximately $2,300,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2030. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At July 31, 2011, the Company’s gross deferred tax asset totaled $782,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

NOTE 8	- SUBSEQUENT EVENTS

There are no subsequent events noted at this time.

Page - 11

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

RESULTS OF OPERATIONS

For the three month period ended July 31, 2011 as compared to the three month period ended July 31, 2010.

Revenues.
The Company had revenues for the three month period ended July 31, 2011 of $0 and exploratory costs of $318,586, as compared to the three month period ended July 31, 2010 of revenues of $0 and exploratory costs of $685,198.

Page - 12

Operating Expenses and Net Loss.
The Company’s net loss of $397,183 for the three month period ended July 31, 2011 was comprised of general and administrative expenses of $14,443, management fees to a related party in the amount of $31,000, contributed services of $0, professional fees in the amount of $29,680 and rent expenses of $3,651. The Company also had $177 in net interest income. In comparison to the three month period ended July 31, 2010, the Company’s net loss of 721,832 was comprised of general and administrative expenses of $8,911, management fees to a related party in the amount of $24,000, professional fees in the amount of $551 and rent expenses of $3600.00 The Company also had $428 in net interest income.

For the nine month period ended July 31, 2011 as compared to the nine month period ended July 31, 2010.

Revenues.
The Company had revenues for the nine month period ended July 31, 2011 of $0 and exploratory costs of $874,269, as compared to the nine month period ended July 31, 2010 of revenues of $0 and exploratory costs of $1,483,221.

Operating Expenses and Net Loss.
The Company’s net loss of 1,076,496 for the nine month period ended July 31, 2011 was comprised of general and administrative expenses of $33,869, management fees to a related party in the amount of $79,000, professional fees in the amount of $78,849 and rent expenses of $11,000. The Company also had paid $66 for interest expense and received $557 in net interest income.  In comparison to the nine month period ended July 31, 2010, the Company’s net loss of $1, 588,952 was comprised of general and administrative expenses of $17,612, management fees to a related party in the amount of $56,000, contributed services of $750, professional fees in the amount of $24,793 and rent expenses of $7,300. The Company also had $724 in net interest income.

Liquidity and Capital Resources.
The Company had cash of $904,597 as of July 31, 2011, as compared to $860,117 as of July 31, 2010.  As of July 31, 2011, the Company had prepaid assets of $2,431, as compared to July 31, 2010, the Company had prepaid assets of $32,975. The Company also has $1,200 in security deposits as of July 31, 2011 and had $1,200 of security deposits as of July 31, 2010.As of July 31, 2011, the Company had $12,476 in total current liabilities, which was represented by $0 in accounts payable, and $12,476 in related party accounts payable.  This is in comparison to July 31, 2010, where the Company had $39,740 in total current liabilities, which was represented by $5,264 in accounts payable, and $34,476 in related party accounts payable.
The Company had no long-term liabilities at July 31, 2011; therefore the Company had total liabilities of $12,476.  This is in comparison to July 31, 2010, where the Company had no long-term liabilities and total liabilities of $39,740.

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

Quarterly Events

On March 24, 2011, the Company entered into an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property. The Agreement was executed on May 5, 2011. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company capitalized a total of $826,000 for the McNeil property. The amount capitalized for the McNeil property was valued using the Company’s closing stock price at the date of the agreement as well as the calculated value of the options, $0.56 and $0.03 respectively.

Work on the McNeil Prospect is scheduled to begin the Fall of 2011, with the compilation of the current geological, geophysical and geochemical data Extensive additional geological analysis of the McNeil Prospect will be required before we can make an evaluation as to the economic feasibility of finding valuable resources on these grounds.

Our plan of operations for the McNeil property is to undertake exploration work, in order to ascertain whether it possesses deposits of gold or other base metals that are anticipated according to the historical exploration work undertaken on the property to date.

The McNeil property holds the potential for Gold and Base metals deposits.  Numerous historical gold showings, new discoveries and geophysical and geochemical anomalies outlined by groundwork programs conducted by Warrior Ventures and the Ontario Geological Survey (OGS) and Geological Survey of Canada (GSC) work in the area, speak to the properties’ great potential.  To date, property development has included geophysics, geochemistry, surveying and drilling.

No commercially viable mineral deposit may exist on this minerals claim.  Our plan of operations is to carry out additional exploration work on this claim in order to ascertain whether it possesses deposits of precious or base metals.  We can provide no assurance to investors that this mineral claim contains a commercially viable mineral deposit until appropriate additional exploratory work is done and an evaluation based on that work concludes further work programs are justified.  As of the date of this report, we are not in possession of sufficient data to provide reliable estimates on the poundage and quality of the potential mineral resources which may exist on the McNeil Prospect.  At the time of this report, we have no known reserves on our mineral claims.

Page - 13

We have limited finances and require additional funding in order to accomplish our exploration objectives.  There is no assurance that we will have revenues in the future or that we will be able to secure other funding necessary for our future growth and expansion.  There is also no assurance that our mineral exploration activities will produce commercially viable reserves.  Our efforts to extract minerals may be unprofitable.

We may seek relationships with other mineral exploration and development companies that will allow us to exploit idle and/or undeveloped resources.

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

1.	Mineral exploration is highly speculative in nature and there can be no certainty of our successful development of profitable commercial mining operations.

The exploration and the development of mineral properties involve significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate.  While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines.  Substantial expenses may be incurred to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site.  Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs which appear to be rising; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

2.	Mining operations generally involve a high degree of risk.

Mining operations are subject to all the hazards and risks normally encountered in the exploration, development and production of base or precious metals, including unusual and unexpected geological formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability.  Mining operations could also experience periodic interruptions due to bad or hazardous weather conditions and other acts of God.  Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailing disposal areas which may result in environmental pollution and consequent liability.

If any of these risks and hazards adversely affect our mining operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury or death or legal liability.  Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations, and future cash flows.

3.
We are an exploration-stage company with no operating history and our estimates of mineralization are only preliminary and based primarily on past geological mapping, silt, soil and rock sampling which may not reflect the actual deposits or the economic viability of extraction.

Categories of inferred, indicated and measured mineral resources are recognized in order of increasing geological confidence.  However, mineral resources are not equivalent to mineral reserves and do not have demonstrated economic viability.  There can be no assurance that mineral resources in a lower category may be converted to a higher category, or that mineral resources can be converted to mineral reserves.  Inferred mineral resources cannot be converted into mineral reserves as the ability to assess geological continuity is not sufficient to demonstrate economic viability.  Due to the uncertainty which may attach to inferred mineral resources, there is no assurance that inferred mineral resources will be upgraded to indicated or measured mineral resources with sufficient geological continuity to constitute proven and probable mineral reserves as a result of continued exploration.

Page - 14

There is a degree of uncertainty to the estimation of mineral reserves and mineral resources and corresponding grades being mined or dedicated to future production.  The estimating of mineralization is a subjective process and the accuracy of estimates is a function of the quantity and quality of data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting engineering and geological information.  There is significant uncertainty in any mineralization estimate, and the actual deposits encountered and the economic viability of mining a deposit may differ significantly from our estimates.  Until mineral reserves or mineral resources are actually mined and processed, the quantity of mineral and reserve grades must be considered as estimates only.  In addition, the quantity of mineral reserves and mineral resources may vary depending on, among other things, metal prices.  Any material change in quantity or mineral reserves, mineral resources, grade of stripping ration may affect the economic viability of the properties.  In addition, there can be no assurance that recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.  Fluctuation in metals prices, results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may require revision of such estimate.  The volume and grade of reserves mined and processed and recovery rates may not be the same as currently anticipated.  Estimates may have to be recalculated based on changes in minerals prices of further exploration activity.  This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recover rates or resources, or of our ability to extract these mineral reserves, could have a material effect on our financial condition, results of operations and future cash flows.

4.	We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We will be competing with many exploration companies which have significantly greater personnel, financial, managerial and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

5.
Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would cost a significant amount of funds and resources to rectify.  This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and craterings.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel.  Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages.  The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

6.
Damage to the environment could also result from our operations.  If our business is involved in one or more of these hazards, we may be subject to claims of a significant size which could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry.  Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and (v) impose substantial liabilities for pollution resulting from our proposed operations.

Page - 15

The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages.  The exploration activities may be subject to prolonged disruptions due to the weather conditions surrounding the property locations.  Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program.  Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage.  We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future.  There are also risks against which we cannot, or may not elect to insure.  The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

7.	The prices of metals are highly volatile and a decrease in metal prices can have a material adverse effect on our business.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the metals market from the time exploration for a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a minerals property at a time when the price of the underlying metals make such exploration economically feasible and subsequently, incur losses because metal prices have decreased.  Adverse fluctuations of metals market prices may force us to curtail or cease our business operations.

8.
Our principal stockholder and note holder, owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholder.

Our principal stockholder and note holder owns approximately or have the right to vote 51.4% of our outstanding Common Shares.  As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

●           election of our board of directors;

●           removal of any of our directors;

●           amendment of our Articles of Incorporation or By-laws; and

●           Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and positions, our major shareholder and note holder is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, sales of significant amounts of shares held by our major shareholder and note holder, or the prospect of these sales, could adversely affect the market price of our Common Shares.  This stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

9.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration.  We have not attempted to locate or negotiate with any suppliers of products, equipment or materials.  We will attempt to locate products, equipment and materials prior to undertaking exploration programs.  If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials we need.

10.	Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development.  We are engaged in the business of exploring and, if warranted and feasible, developing natural resource properties.  Our properties are  in the exploration stage only, are without proven reserves of natural resources.  Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of natural resources, which itself is subject to numerous risk factors as set forth herein.  Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Page - 16

11.	We are an exploration stage company, and there is no assurance that a commercially viable deposit or “reserve” exists in the property in which we have claim.

We are an exploration stage company and cannot assure you that a commercially viable deposit, or “reserve,” exists within any of our properties.  Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors.

12.	We expect losses to continue in the future because we have no reserves and, consequently, no revenue to offset losses.

Based upon current plans and the fact that we currently do not have any reserves, we expect to incur operating losses in future periods.  This will happen because there are expenses associated with the acquisition of, and exploration of natural resource properties which do not yet have any income-producing reserves.  We cannot guarantee that we will be successful in generating revenues in the future.  Failure to generate revenues may cause us to go out of business.  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to expand our current business operations.

13.	Our Directors and Officers May Face Possible Conflicts Of Interest Through Dual Directorships Which Could Have A Material Adverse Effect On Our Business.

Our directors currently hold directorships on other companies which are in the business of mineral exploration. It is possible that they may face a conflict of interest if they obtain information regarding an asset available for acquisition that would fall in the parameters of acquisitions being sought by these other  companies.  We expect that if such event did occur, that the directors and officers would pass the information regarding such acquisition to both companies for consideration and withdraw from further activity regarding such asset except with the written consent of both companies.  Their failure to take appropriate actions if they were to acquire such information could have a material adverse effect on our business.

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

Page - 17

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2011. The Company’s financial instruments consist of payables and due to related party. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at July 31, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 7,400,000 shares of common stock. There were no potential common shares at July 31, 2010.

Concentration of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the nine months ended July 31, 2011 and 2010, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

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

Page - 18

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

Regulation and Environment Matters

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry.  Although we intend to substantially comply with all applicable laws and regulations, when we begin our operations and exploration activities because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.
Our operations and properties are subject to extensive federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and (v) impose substantial liabilities for pollution resulting from our proposed operations.

There are no costs to us at the present time in connection with compliance with environmental laws.  However, since we do anticipate engaging in natural resource projects, these costs could occur.  Costs could extend into the millions of dollars for which we could be liable.  Any significant liability could wipe out our assets and resources.

Competition

The natural resource market is intensely competitive in all its phases, highly fragmented and subject to rapid change.  We will encounter strong competition from many other natural resource companies, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain the properties.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Seasonality

Our properties are located in areas affected by seasonality and as such we may have difficulty gaining access to the properties during the winter months and we may have difficulty undertaking exploration activities during the spring months due to ground conditions.  We will conduct our exploration programs, weather permitting, when the ground is suitable for such activities.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production.   We do not presently intend to use any employees, with the exception of part-time clerical and administrative assistance on an as-needed basis, together with any existing consultant’s required.  Outside advisors, attorneys or consultants will only be used if they can be obtained for a reasonable cost or on a deferred payment basis.  Management is confident that it will be able to operate in this matter and continue during the next twelve (12) months.

Page - 19

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2011.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

Page - 20

ITEM 5. OTHER INFORMATION

RISKS RELATING TO OUR COMMON SHARES AND THE TRADING MARKET

1.           We may, in the future, issue additional Common Shares which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of an unlimited number of Common Shares without par value and an unlimited number of Preferred Shares without par value.  The future issuance of our unlimited authorized Common Shares may result in substantial dilution in the percentage of our Common Shares held by our then existing stockholders.  We may value any Common Shares issued in the future on an arbitrary basis.  The issuance of Common Shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the Common Shares held by our investors, and might have an adverse effect on any trading market for our Common Shares .

2.           Our Common Shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended.  For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our Common Shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the Common Shares and may severely and adversely affect the ability of broker-dealers to sell the Common Shares.

3.           There is a limited trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

We currently are quoted on the OTC QB.  To date we have limited trading history.  If for any reason a public trading market does not develop, purchasers of the Common Shares may have difficulty selling their shares should they desire to do so.

4           We have not and do not intend to pay any cash dividends on our Common Shares, and consequently our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We have not, and do not, anticipate paying any cash dividends on our Common Shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.
.
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

Page - 21

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Dated: September 14, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
Dated: September 14, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Its: Director

Page - 22