Form 10-K
period 2011-10-31
Amarok Resources, Inc.
filed 2012-02-13
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011
Commission File No. 333-156594

Amarok Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0599925
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30021 Tomas Street, Suite 300
Rancho Santa Margarita, CA92688
 (Address of principal executive offices, zip code)

(949) 682-7889
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Copy of all Communications to:
Zouvas Law Group, P.C.
2368 Second Ave
San Diego, CA 92101
Phone: 619.688.1116
Fax: 619.688.1715

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Page - 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant  was $9,337,200 based upon the price ($.31) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol (“AMOK”).

At October 31, 2011, the end of the Registrant’s most recently completed fiscal year; there were 78,386,360 shares of the Registrant’s common stock, par value $0.001 per share, outstanding

Page - 2

AMAROK RESOURCES, INC.

Page - 3

FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

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

Rodeo Creek Project, Nevada -  On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock.

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

Page - 4

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010, which was charged to operations and included in exploration costs.  The Company paid $100,000 to Trio on April 21, 2011 which was charged to operations and included in exploration costs.

MATERIAL CONTRACTS AND AGREEMENTS

The Company has not entered into nor are they aware of the existence of any new material contracts and agreements at this time.

ENVIROMENTAL MATTERS

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

COMPETITION AND MINERAL PRICES

The mining industry has historically been intensely competitive and the increasing price of gold since 2002 has led a number of companies to begin once again to aggressively acquire claims and properties

EMPLOYEES

As of the date of this report, Amarok has no employees. However, we currently use our sole officer and director Mr. Ruskowsky to perform management functions.  Amarok may use third-party consultants to assist in the completion of various projects.  Third-parties are instrumental to keep the development of projects on time and on budget.  Management expects to continue to use consultants, attorneys, and accountants as necessary.

OUR EXECUTIVE OFFICES

Our executive offices are located at 30021 Tomas Street, Suite 300 Rancho Santa Margarita, CA 92688.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 30021 Tomas Street, Suite 300 Rancho Santa Margarita, CA 92688.  Our telephone number is (949) 682-7889

We believe that this space is adequate for our current needs.  In addition to our business address we also have the interests stated in the mining locations discussed herein.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

Page - 5

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

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

Quarter Ended	BID PRICE PER SHARE
	HIGH	LOW

Quarter Ended October 31, 2011	$.18	$.065
Quarter Ended July 31, 2011	$.32	$0.16
Quarter Ended April 30, 2011	$1.23	$.31
Quarter Ended January 31, 2011	$1.43	$1.07

2010	High Bid	Low Bid
Quarter Ended October 31, 2010	$1.20	$1.12
Quarter Ended July 31, 2010	$1.35	$1.22
Quarter Ended April 30, 2010	$2.12	$1.94

HOLDERS

Total shares outstanding as of October 31, 2011 were 78,386,360, plus an additional 3,000,000 shares issuable upon the exercise of outstanding warrants and 2,400,000 shares issuable upon the exercise of outstanding options, held by approximately 16 shareholders of record with an undetermined additional number of holders in street name.
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

RECENT SALES OF UNREGISTERED SECURITIES

Recent Sales of unregistered securities that have not been previous disclosed are incorporated by reference from the notes to financial statements found herein.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Page - 6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services.

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

RESULTS OF OPERATIONS

For the year ended October 31, 2011 as compared to the year ended October 31, 2010.

Revenues.
The Company did not generate any revenues during the years ended October 31, 2011 or October 31, 2010.

Operating Expenses and Net Loss.

Operating expenses and net loss for the years ended October 31, 2011 as compared to the year ended October 31, 2010 is as follows:

Page - 7

				Percentage
			Change in	Change in
	For the Year Ended		Fiscal 2011	Fiscal 2011
	October 31,		Compared to	Compared to
	2011	2010	Fiscal 2010	Fiscal 2010

Operating Expenses
Exploratory costs	$1,393,378	$1,803,306	$(409,928)	-22.73%
Impairment losses	322,000	-	322,000	100.00%
Contributed services	-	1,750	(1,750)	-100.00%
Management fees	124,000	80,000	44,000	55.00%
Professional services	128,846	49,597	79,249	159.79%
Rent	14,716	9,934	4,782	48.14%
Other general and administrative	40,800	30,958	9,842	31.79%
Total operating expenses	2,023,740	1,975,545	48,195	2.44%

Loss from operations

Other Income (Expenses)
Interest income	729	1,089	(360)	-33.06%
Interest expense	(66)	-	(66)	100.00%

Net income (loss)	$(2,023,077)	(1,974,456)	$(48,621)	2.46%

Other general and administrative costs for the year ended October 31 2011 of $40,800 includes travel of $16,271, investment relations costs of $11,460, office expense of $5,236, outside services of  $7,044, and telephone of $789.

Other general and administrative costs for the year ended October 31 2010 of $30,958 includes travel of $19,573, investment relations costs of $4,399, office expense of $2,668, outside services of  $2,600, and telephone of $258 and other expenses totaling $1,460

Liquidity and Capital Resources.

During the year ended October 31, 2011, net cash used in operating activities totaled $1,656,258. Net cash used in investing activities totaled $87,380 which was paid in the development of the Company’s mineral properties.  The Company’s cash balances during the year ended October 31, 2011 decreased by a total of $1,743,638. The Company’s cash balances at the beginning of the year totaled $2,011,633 and its cash balances at October 31, 2011 totaled $267,995.

During the year ended October 31, 2010, net cash used in operating activities totaled $1,438,367. The Company’s financing activities during the year included receiving $3,500,000 through the issuance of 6,000,000 shares of its common stock, net of the $50,000 that was incurred in the offering.  The Company’s cash balances during the year ended October 31, 2010 increased by a total of $2,011,633. The Company’s cash balances at the beginning of the year was $0 and its cash balances at October 31, 2010 totaled $2,011,633.

As indicated, the Company had cash of $267,995 as of October 31, 2011, as compared to $2,011,633 as of October 31, 2010.  As of October 31, 2011, the Company had prepaid assets of 60,643, as compared to $13,117 at October 31, 2010. The Company also has $1,200 in security deposits as of October 31, 2011 and as of October 31, 2010.

Page - 8

As of October 31, 2011, the Company had $55,021 in total current liabilities, which was represented by $29,628 in accounts payable, and $25,393 in related party accounts payable.  This is in comparison to October 31, 2010, where the Company had $56,902 in total current liabilities, which was represented by $10,612 in accounts payable, and $46,290 in related party accounts payable.

The Company had no long-term liabilities at October 31, 2011 or at October 31, 2010; therefore the Company had total liabilities of $55,021 at October 31 2011 and $56,902 at October 31, 2010.

The Company is not aware of any known trends, events or uncertainties which may affect its future liquidity.

The Company is in the exploratory stage of operations and has not yet generated any revenues.  Management cannot guarantee that the Company will be successful in its business operations.  The Company’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

The Company will continue to seek additional financing in order to obtain the capital required to continue implementation of its business plan.

Management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Page - 9

ITEM 8.	FINANCIAL STATEMENTS

Page - 10

ROBISON, HILL & CO.
A PROFESSIONAL CORPORATION

Certified Public Accountants

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Amarok Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Amarok Resources, Inc. (an exploration stage company) as of October 31, 2011 and 2010, and the related statements of operations, and cash flows for the two years ended October 31, 2011 and 2010, and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2011, and the statement of stockholder's equity since October 23, 2008 (inception) to October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarok Resources, Inc. (an exploration stage company) as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the two years ended October 31, 2011 and 2010, and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses from operations and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

____
Certified Public Accountants

Salt Lake City, Utah
February 10, 2012

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

Page - 11

AMAROK RESOURCES, INC.
(An Exploratory Stage Company)
Balance Sheets

	October 31,	October 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$267,995	$2,011,633
Prepaid rent	-	1,217
Prepaid services	60,643	11,900
Security deposit	1,200	1,200
	329,838	2,025,950

Mining claims	656,122	-

Total assets	$985,960	$2,025,950

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$29,628	$10,612
Accounts payable - related parties	25,393	46,290
	55,021	56,902

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 78,386,360 shares issued and outstanding
at October 31, 2011 and 76,404,240 shares issued
and outstanding at October 31, 2010	78,386	76,404
Additional paid-in capital (deficit)	5,010,376	4,027,390
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(3,996,033)	(1,972,956)
	930,939	1,969,048

Total liabilities and stockholders' equity	$985,960	$2,025,950

The Accompanying notes are an integral part to the financials

Page - 12

AMAROK RESOURCES, INC.
(An Exploratory Stage Company)
Statement of Operations

			February 1, 2010
			through
	For the Year Ended		October 31, 2011
	October 31,		(Exploratory
	2011	2010	Stage)
Revenue	$-	$-	$-

Operating expenses
Exploratory costs	1,393,378	1,803,306	3,196,684
Impairment loss	322,000	-	322,000
Contributed services	-	1,750	250
Management fees	124,000	80,000	204,000
Professional services	128,846	49,597	178,443
Rent	14,716	9,934	24,650
Other general and administrative	40,800	30,958	71,758
Total operating expenses	2,023,740	1,975,545	3,997,785

Other income
Interest income	729	1,089	1,818
Interest expense	(66)	-	(66)

Net loss	$(2,023,077)	$(1,974,456)	$(3,996,033)

Net loss per common share -
basic and diluted	$(0.03)	$(0.02)

Weighted average number of common
shares outstanding	77,348,678	101,029,792

The Accompanying notes are an integral part to the financials

Page - 13

AMAROK RESOURCES, INC.
(An Exploratory Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period From October 23, 2008 (inception) to October 31, 2011

	Common Stock		Additional Paid-in Capital	Accumulated	Deficit Accumulated During the Exploratory Stage	Totals
	Shares	Amount		Deficit
Company's inception - October 23, 2008

Issuance of founder's shares	120,000,000	$120,000	$-	$(120,000)	$-	$-
Contributed rent and consulting services	-	-	500	-	-	500
Imputed interest	-	-	1	-	-	1
Net loss for period	-	-	-	(806)		(806)

Balance, October 31, 2008	120,000,000	120,000	501	(120,806)		(305)

Issuance of common stock for cash	30,120,000	30,120	-	(5,020)	-	25,100
Contributed services and rent	-	-	6,000	-	-	6,000
Net loss for period	-	-	-	(34,464)	-	(34,464)

Balance, October 31, 2009	150,120,000	$150,120	$6,501	$(160,290)		$(3,669)

Issuance of common stock for cash	6,000,000	6,000	3,494,000	-	-	3,500,000
Offering costs	-	-	(50,000)	-	-	(50,000)
Issuance of common stock pursuant to exploration agreement	244,240	244	410,079	-	-	410,323
Issuance of common stock for services	40,000	40	85,060	-	-	85,100
Return and cancellation of common stock	(80,000,000)	(80,000)	80,000	-	-	-
Contributed services and rent	-	-	1,750	-	-	1,750
Net loss for period	-	-	-	(1,500)	(1,972,956)	(1,974,456)
Balance, October 31, 2010	76,404,240	76,404	4,027,390	(161,790)	(1,972,956)	1,969,048

Issuance of common stock in exchange for mining properties	1,400,000	1,400	782,600	-	-	784,000
Stock options granted as additional consideration on acquisition
of mining properties	-	-	98,724	-	-	98,724
Issuance of common stock pursuant to exploration agreement	72,120	72	5,697			5,769
Issuance of common stock for services	510,000	510	67,690			68,200
Compensation recognized on option grants	-	-	28,275			28,275
Net loss for period	-	-	-	-	(2,023,077)	(2,023,077)
Balance, October 31, 2011	78,386,360	$78,386	$5,010,376	$(161,790)	$(3,996,033)	$930,939

The Accompanying notes are an integral part to the financials

Page - 14

AMAROK RESOURCES, INC.
(An Exploratory Stage Company)
Statement of Cash Flows
For the Years Ended October 31, 2011 and 2010
			February 1, 2010
			Through
	For the Year Ended		October 31, 2011
	October 31,		(Exploratory
	2011	2010	Stage)
Cash flows from operating activities:
Net loss	$(2,023,077)	$(1,974,456)	$(3,996,033)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	322,000	-	322,000
Stock based compensation	43,826	493,198	537,024
Contributed services and rent	-	1,750	250
Changes in operating assets and liabilities
Increase (decrease) in prepaid rent	1,217	(1,217)	-
Increase (decrease) in prepaid services	9,675	(9,675)	-
Increase in security deposit	-	(1,200)	(1,200)
Increase in accounts payable	10,997	7,348	18,345
Increase (decrease) in accounts payable - related parties	(20,896)	45,885	24,989
Net cash used in operating activities	(1,656,258)	(1,438,367)	(3,094,625)

Cash flows from investing activities:
Investments in mining properties	(87,380)	-	(87,380)
Net cash provided by investing activities	(87,380)	-	(87,380)

Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	3,450,000	3,450,000
Net cash provided by financing activities	-	3,450,000	3,450,000

Increase (decrease) in cash	(1,743,638)	2,011,633	267,995
Cash - beginning of period	2,011,633	-	-

Cash - end of period	$267,995	$2,011,633	$267,995
Supplemental disclosures of cash flow information:
Interest paid	$66	$-	$66
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:

In March 2011, the Company acquired mining property in consideration for 1,400,000 shares of its common stock and the grant of options to purchase 1,400,000 shares of the Company's common stock. (See Note 6 to the accompanying financials statements)

In May 2011, the Company issued 10,000 shares of its common stock as a signing bonus to a geologist valued at $3,200 that is being charged to operations over the six-month term of the underlying service agreement ( See Notes 1& 6 to the accompanying financial statements).

The Accompanying notes are an integral part to the financials

Page - 15

AMAROK RESOURCES, INC.
(An Exploratory Stage Company)
Statement of Cash Flows
For the Years Ended October 31, 2011 and 2010

(Continued)

In August 2011, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement with its director of exploration. The shares were valued at $65,000.
Pursuant to the terms of the same agreement, the Company granted options to the director to purchase a total of 1,000,000 shares of the Company's common stock at exercise prices ranging from $0.20 to $0.75 per share. The Company valued the option grant at $28,275
The value of the common shares and stock options totaling $93,275 is being amortized to operations over the six-month term of the underlying service agreement.

In October 2011, the Company issued Trio Gold Corp 72,120 shares of its common stock pursuant to the terms of an exploration agreement. The common shares were valued at their respective market price of $5,769 that was charged to operations and included in exploratory costs. (See Note 6 to the accompanying financial statements).

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

During the year ended October 31, 2010, a related party returned 80,000,000 shares of common stock for cancellation.

The Accompanying notes are an integral part to the financials

Page - 16

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

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2011 had a combined accumulated deficit of $4,157,823. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional funds to enable it to continue operating. Management intends to raise additional financing through debt and or equity financing and by other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Page - 17

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at October 31, 2011 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 2,400.000 shares of common stock.  Potential common shares at October 31, 2010 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 6,000,000 shares of common stock

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended October 31, 2011, the Company incurred stock-based compensation totaling $96,475 from the issuance of a total 510,000 shares of its common stock for geological services valued at $68,200 and from the grant of 1,000,000 common stock options valued at $28,275. The $96,475 is being charged to operations over the six-month term of the underlying service agreements. Of the $96,475, $35,832 was charged to exploratory costs with the unamortized portion of $60,643 being classified to prepaid services. In addition, in October 2011, the Company issued 72,120 shares of common stock in connection to its assigned exploration agreement with Trio Gold Corp.  The shares were value at $5,769, which is included in exploratory cots.  During the year October 31, 2010, the Company recognized stock based compensation expense of $493,198 from the issuance of 284,240 shares of its common stock for geological and other mining exploratory services.

Reclassification

Certain reclassifications have been made to conform the 2010 amounts to 2011 classifications for comparative purposes

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011.

Page - 18

During the year ended October 31, 2011, the Company capitalized additional costs totaling $95,398 related to the McNeil Gold Property, consisting of $50,000 for a bridge to access the property and $45,398 for the staking of claims related to the property.

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc., (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on the date of issuance.  The value of these shares has been charged to operations and included in exploration costs.

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

During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. For the years ended October 31, 2011, and 2010, the Company funded $1,150,000 and $1,025,000, respectively, in the property’s operational costs. The funds paid are being charged to operations and are included in exploratory costs. The amounts paid are less than the required minimum fund under the agreement. The shortfall and related consequences are currently under discussion by management of the two companies.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010, which was charged to operations and included in exploration costs. The Company paid $100,000 to Trio on April 21, 2011, which was charged to operations and included in exploration costs.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares based on the number of shares outstanding at February 22, 2010. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on the date of issuance.  On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio, representing 0.10% of the shares then outstanding valued at $5,769, based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

Page - 19

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of the Company’s sole officer and director.

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias.  As of October 31, 2010, the Company has paid $27,603 in fees towards property maintenance costs on the Cueva Blanca property.  The Company is currently considering its option following St. Elias’ termination of the agreement.

NOTE 4 - FAIR VALUE ACCOUNTING

Fair Value Measurements

The Company follows the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements”.  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3
Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

Page - 20

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

October 31, 2011

	LEVEL	Fair Value	Carrying Amount
Liabilities
Accounts payable	2	$ 29, 628	$29,628
Due to related parties	2	$ 25, 393	$ 25,393

October 31, 2010

	LEVEL	Fair Value	Carrying Amount
Liabilities
Accounts payable	2	$ 10,612	$10,612
Due to related parties	2	$ 46,290	$ 46,290

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

For the year ended October 31, 2011 and 2010, the Company recognized contributed office space from a related party totaling $0 and $1,000, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed office space.

For the year ended October 31, 2011 and 2010, the Company recognized contributed services from a related party totaling $0 and $750, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed services.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011.  Total consulting fees charged to operations under this agreement for the year ended October 31, 2011 and 2010 were $124,000 and $80,000, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

Year Ended October 31, 2011

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk free interest rate of 0.26%, and volatility of 93.221%.

Page - 21

Pursuant to an agreement with an outside consultant to perform geological work for the Company the Company issued the consultant 10,000 shares of the Company’s common stock on May 2, 2011. The shares were valued at $3,200 based upon the trading the price of the common shares on date of issuance. The $3,200 is being amortized to operations over a six-month term.

Under terms of the Company’s agreement with its Vice President of Exploration, the Company issued him 500,000 shares of common stock on August 25 2011. The shares were valued at $65,000 based upon the trading the price of the common shares on date of issuance. In addition, the Company granted him stock options to purchase a total of 1,000,000 shares of common stock at prices ranging from $0.20 to $0.75 per share expiring at various dates through August 24, 2013. The 1,000,000 options were valued at $28,275 under a binomial option model using a trading price of $0.13 per share, risk free interest rates ranging from 0.10% to 0.20% and volatility ranging from 98.6721% to102.087%. The value of the share and option based compensation of $93,275 is being amortized to operations over the six-month term of the underlying service agreement.

Under its assigned agreement with Trio Gold Corporation, the Company issued Trio 72,120 shares of its common stock on October 25, 2011. The 72,120 common shares were valued at $5,769 based upon the trading price of the common shares on the date of issuance. The $5,769 was charged to operations and is included in exploratory costs.

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

On October 26, 2010, the Company issued 3,000,000 units for $1,500,000, with each unit consisting of a share of its common stock and a common stock purchase warrant.  The warrants are exercisable at $0.75 per share and expire on October 26, 2012.

Page - 22

The following is a schedule of warrants outstanding as of October 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, October 31, 2009	-	-	-

Warrants Granted	6,000,000	$0.83	2.0 Years
Warrants Exercised	-	-	-
Warrants Expired	-	-	-

Balance, October 31, 2010	6,000,000	$0.83	1.58 Years

Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	(3,000,000)	$(0.92)	-

Balance, October 31, 2011	3,000,000	$0.75	1.98 Years

At October 31, 2011, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of October 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, October 31, 2009	-	-	-

Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	-	-	-

Balance, October 31, 2010	-	-	-

Warrants Granted	2,400,000	$0.93	.84 Years
Warrants Exercised	-	-	-
Warrants Expired	-	-	-

Balance, October 31, 2011	2,400,000	$0.93	.84 Years

At October 31, 2011, the entire 2,400,000 options were fully vested.

NOTE 7 - INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Page - 23

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

		October 31,
		2011	2010
Current expense - Benefit
Federal		$-		$-
State		-		-
Total current expense (benefit)		-		-
Deferred Benefit
Federal		$-		$-
State		-		-
Total deferred benefit		-		-

U.S statutory rate		34.00%		$34.00%
Less valuation allowance		-34.00%		-34.00%
Effective tax rate		0.00%		0.00%

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Stock based compensation		$14,144		$167,687
Net operating losses		1,076,536		512,582
		1,090,680		680,269
Less valuation allowance		(1,090,680)		(680,269)
Deferred tax asset - net valuation allowance	$	-- -	$	-- -
The net change in the valuation allowance for 2011 was $(410,411).

The Company has a net operating loss carryover of approximately $3,166,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.
We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended October 31, 2011 or for the year ended October 31, 2010.
 Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended October 30, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. We are not currently involved in any income tax examinations.

END NOTES TO FINANCIAL STATEMENTS

Page - 24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2011

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2011. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2011, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

Page - 25

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended October 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Page - 26

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers.  Our Board of Directors appoints our executive officers.  Directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  There are no family relationships among our directors, executive officers, or director nominees.

Name/Address	Age	Position	Tenure
Ron Ruskowsky 30021 Tomas Street, Suite 335 Rancho Santa Margarita, California 92688 Telephone: (949) 682-7889	44	President and Director	January 4, 2010 to present

Ron Ruskowsky became our President, Chief Executive Officer, and Director on January 4, 2010. Ron Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 23 years. Mr. Ruskowsky has been involved in the start-up and development phases of companies involved in precious metal exploration, oil and gas exploration and development and sales, as well as offering consulting services to numerous small companies in the late 1990's. Mr. Ruskowsky has significant experience and knowledge in managing the growth of small cap resource companies. Mr. Ruskowsky is currently President and CEO of Royal Quantum Group, Inc., a public company currently quoted on the OTCBB.

DIRECTORS

Each director serves until our next annual meeting of the stockholders or unless they resign earlier.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each of our directors serves until his or her successor is elected and qualified.  Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  At the present time, members of the Board of Directors are not compensated in cash for their services to the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended October 31, 2011 were filed timely; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely.

AUDIT COMMITTEE

The Company intends to establish an audit committee of the Board of Directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee would, at all times, be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE

The Company intends to establish a compensation committee of the Board of Directors.  The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

SECURITY HOLDERS RECOMMENDATIONS TO BOARD OF DIRECTORS

Our Company does not currently have a process for security holders to send communications to the Board of Directors.  However, we welcome comments and questions from our shareholders.  Shareholders can direct communications to Chief Executive Officer William Miertschin at the executive offices.

Page - 27

While we appreciate all comments from shareholders, we may not be able to individually respond to all communications.  Our Company does attempt to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information at the same time.  Mr. Miertschin collects and evaluates all shareholder communications.  If the communication is directed to the Board of Directors generally or to a specific director, Mr. Miertschin will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting.  If the communication requires a more urgent response, Mr. Miertschin will direct that communication to the appropriate executive officer.  All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because we are a company with only one officer and director, and we have not yet prepared and adopted a written code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ron Ruskowsky(1)	President, CEO, CFO and Director	2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2010	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2009	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

Notes to Summary Compensation Table:

(1)           Mr. Ron Ruskowsky has been a director of Amarok since January 4, 2010.

The Company has no option or stock award plan or long-term incentive plan.

As of October 31, 2011 The Company has no plans that provides for  group health insurance to employees, the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

Page - 28

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

BENEFICIAL OWNERSHIP TABLE

The following table lists, as of October 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this current report, there are 78,386,360 shares of common stock issued and outstanding.

At October 31, 2011, total warrants outstanding were 3,000,000 and total options outstanding were 2,400,000.  At October 31, 2010, there were 6,000,000 warrants outstanding.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

Ron Ruskowsky 30021 Tomas Street, Suite 335 Rancho Santa Margarita, California 92688 Telephone: (949) 682-7889	37,000,000	47.24%
All executive officers and directors as a group (4 people)	37,000,000	47.24%
Beneficial Shareholders greater than 5%

(1)           Applicable percentage of ownership is based on 78,386,360 shares of common stock outstanding on October 31, 2011.  Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Page - 29

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

For the year ended October 31, 2011 and 2010, the Company recognized contributed office space from a related party totaling $0 and $1,000, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed office space.

For the year ended October 31, 2011 and 2010, the Company recognized contributed services from a related party totaling $0 and $750, respectively, with an offset to additional paid-in capital, representing the estimated fair value of the contributed services.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011.  Total consulting fees charged to operations under this agreement for the year ended October 31, 2011 and 2010 were $124,000 and $80,000, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending October 31, 2011 and 2010 were: $28,266 and   $7,700, respectively.
(2)	Audit-Related Fees
No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending October 31, 2011 and 2010.
(3)	Tax Fees
No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending October 31, 2011 and 2010.
(4)	All Other Fees
No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending October 31, 2011 and 2010.
(5)	Audit Committee
The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending October 31, 2011. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.
(6)	Work Performance by others
The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

Page - 30

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation, filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.3	Amended Articles of Incorporation filed as Exhibit 3.3 on Form 8-K filed March 4, 2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202. Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202. Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Page - 31

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Dated:  February 10, 2012                                                                              /s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive officer
      Principal Accounting officer
      President, CEO and a director.

Page - 32

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

 I, Ron Ruskowsky, certify that:

                1.           I have reviewed this annual report on Form 10-K of Amarok Resources, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 10, 2012	//s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive Officer

Page - 33

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Ron Ruskowsky, certify that:

                1.           I have reviewed this annual report on Form 10-K of Amarok Resources, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 10, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its:  Principal Financial Officer

Page - 34

Exhibit 32.01
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Amarok Resources, Inc. (the “Company”) on Form 10-K for the period ending October 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Chief Executive Officer and Chief Financial Officer

Dated: February 10, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 35

Exhibit 32.02
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Amarok Resources, Inc. (the “Company”) on Form 10-K for the period ending October 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its:  Principal Executive Officer
       Principal Accountant Officer
       President, CEO and a Director

Dated: February 10, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 36