Form 10-Q
period 2012-01-31
Amarok Resources, Inc.
filed 2012-03-16
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
(949) 682-7889
(Registrant’s telephone number)

with a copy to:
Zouvas Law Group, P.C.
2368 Second Avenue
San Diego, CA92101
Telephone (619) 688-1116Facsimile (619) 688-1715

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

As of January 31, 2012, there were 78,386,360 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet as of January 31, 2012 and Audited Condensed Balance Sheet as of October 31, 2011.	F-1
Unaudited Condensed Statement of Operations for the Three Months Ended January 31, 2012 and 2011 and February 1, 2010 through January 31, 2012.	F-2
Unaudited Condensed Statement of Cash Flows for the Three Months Ended January 31, 2012 and 2011 and February 1, 2010 through January 31, 2012.	F-3
Notes to Condensed Financial Statements	F-4

Page - 3

Amarok Resources, Inc.
(An Exploratory Stage Company)
Balance Sheets

	January 31,	October 31,
	2012	2011
	Unaudited
Assets
Current assets
Cash and cash equivalents	$128,631	$267,995
Prepaid rent	1,217	-
Prepaid expenses	13,976	60,643
Security deposit	1,200	1,200
	145,024	329,838

Mining properties	681,679	656,122

Total assets	$826,703	$985,960

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,837	$29,628
Accounts payable - related parties	24,860	25,393
	31,697	55,021

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 78,386,360 shares issued and outstanding
at January 31, 2012 and October 31, 2011	78,386	78,386
Additional paid-in capital (deficit)	5,010,376	5,010,376
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,131,966)	(3,996,033)
	795,006	930,939

Total liabilities and stockholders' equity	$826,703	$985,960

The accompanying notes to condensed financial statements are an integral part of these statements.

Amarok Resources, Inc.
(An Exploratory Stage Company)
Unaudited Statements of Operations

			From
			February 1, 2010
			through
	For the Three Months Ended		January 31, 2012
	January 31,		(Exploratory
	2012	2011	Stage)

Revenue	$-	$-	$-

Operating expenses
Exploratory costs	50,437	243,683	3,247,121
Impairment loss	-	-	322,000
Contributed services	-	-	250
Management fees	45,000	24,000	249,000
Professional services	30,325	27,930	208,768
Rent	3,652	3,652	28,302
Other general and administrative	6,573	5,493	78,331
Total operating expenses	135,987	304,758	4,133,772

Other income
Interest income	54	209	1,872
Interest expense	-	(66)	(66)

Net loss	$(135,933)	$(304,615)	$(4,131,966)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	78,386,360	76,404,240

The accompanying notes to condensed financial statements are an integral part of these statements.

Amarok Resources, Inc.
(An Exploratory Stage Company)
Unaudited Statements of Cash Flows
			From
			February 1, 2010
			through
	For the Three Months Ended		January 31, 2012
	January 31,		(Exploratory
	2012	2011	Stage)
Cash flows from operating activities:
Net loss	$(135,933)	$(304,615)	$(4,131,966)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	-	-	322,000
Stock based compensation	46,676	-	583,700
Contributed services and rent	-	-	250
Changes in operating assets and liabilities
(Increase) decrease in prepaid rent	(1,217)	-	(1,217)
(Increase) decrease in prepaid services	(9)	5,450	(9)
Increase in security deposit	-	-	(1,200)
Increase (decrease) in accounts payable	(22,790)	(2,678)	(4,445)
Increase (decrease) in accounts payable - related parties	(534)	(32,814)	24,455
Net cash used in operating activities	(113,807)	(334,657)	(3,208,432)

Cash flows from investing activities:
Investments in mining properties	(25,557)	-	(112,937)
Net cash used in investing activities	(25,557)	-	(112,937)

Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	-	3,450,000
Net cash provided by financing activities	-	-	3,450,000

Increase (decrease) in cash	(139,364)	(334,657)	128,631
Cash - beginning of period	267,995	2,011,633	-

Cash - end of period	$128,631	$1,676,976	$128,631

Supplemental disclosures of cash flow information:
Interest paid	$-	$66	$66
Income taxes paid	$-	$-	$-

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

Effective February 1, 2010, the Company entered the exploratory stage as defined under the provisions of Accounting Codification Standard 915-10.

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2012 had a combined accumulated deficit of $4,293,756. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional funds to enable it to continue operating. Management intends to raise additional financing through debt and or equity financing and by other means that it deems necessary, with the goal of moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the company as of January 31, 2012, and the results of its operations for the three months ended January 31, 2012 and 2011and for the period from February 1, 2010 (inception of exploratory stage) to January 31, 2012.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.  However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2011 filed with the Commission on February 13, 2012.

NOTES TO FINANCIALS CONTINUED

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

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at January 31, 2012 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 2,400,000 shares of common stock.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under Accounting Standard Codification Topic 505-50, Equity-Based Payments to Non-Employees. This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Page - 8

NOTES TO FINANCIALS CONTINUED

Reclassification

Certain reclassifications have been made to conform the 2011 amounts to 2012 classifications for comparative purposes

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company’s common shares at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using the Binomial option model with a trading price of $0.56 per share, a risk free interest rate of 0.26%, and a volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011.

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

Under the agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”).  Upon completion of the earn-in period, a joint venture (the “Joint Venture”) is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

Page - 9

NOTES TO FINANCIALS CONTINUED

During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs according to the following schedule: $1,500,000 during the 2010 budget year, $2,000,000 during the 2011 budget year and $2,000,000 during the 2012 budget year. Each budget year shall commence on January 1 of that year and end on December 31 of that same year. Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. Through January 31, 2012, the Company funded a total of $2,125,000 in the property’s operational costs. The funds paid are being charged to operations and are included in exploratory costs. The amounts paid are less than the required minimum fund under the agreement. The shortfall and related consequences are currently under discussion by management of the two companies.

The Company is required to pay a minimum annual royalty during the earn-in period to Trio according to the following schedule: $75,000 cash payment upon signing of the agreement, $100,000 cash payment on April 1, 2011 and $150,000 cash payment on April 1, 2012. The Company paid $75,000 to Trio on February 8, 2010, which was charged to operations and included in exploration costs. The Company paid $150,000 to Trio on May 25, 2011, which was charged to operations and included in exploration costs.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on the date of issuance.  On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio, representing 0.10% of the shares then outstanding valued at $75,726, based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

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

Page - 10

NOTES TO FINANCIALS CONTINUED

The Company’s first payment of $10,000 was paid on June 24, 2010.  On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias. As of January 31, 2012, the Company has paid a total of $27,603 in fees towards property maintenance costs on the Cueva Blanca property. The Company is currently considering its option following St. Elias’ termination of the agreement.

Mining properties at January 31, 2012 consist of the following:

Beginning balance –November 1, 2011	$656,122
Acquisition related costs	25,557
Ending balance – January 31, 2012	$681,679

NOTE 4 - FAIR VALUE ACCOUNTING

Fair Value Measurements

The Company follows the provisions of Accounting Standard Codification Topic No. 820-10 (“ASC 820-10”), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

Page - 11

NOTES TO FINANCIALS CONTINUED

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

January 31, 2012
			Carrying
	Level	Fair Value	Amount
Liabilities
Accounts payable	2	$6,837	$6,837
Due to related parties	2	$24,860	$24,860

Recorded values of accounts payable and due to related parties approximate fair values due to the short maturities of such instruments.

NOTE 5 - RELATED PARTY TRANSACTIONS

As discussed in Note 3, on February 22, 2010 the Company entered into an agreement with Carlin in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director.  Further, the sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011.  Total consulting fees charged to operations under this agreement for the three months ended January 31, 2012 and 2011 were $45,000 and $24,000, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

For the three months ended January 31, 2012

The Company did not enter into any equity transactions during the three months ended January 31, 2012.

For the three months ended January 31, 2011

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

Page - 12

NOTES TO FINANCIALS CONTINUED

 Warrants

The following is a schedule of warrants outstanding as of January 31, 2012:

	Warrants Outstanding		Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	3,000,000	$	$0.75	1.98 Years

Warrants granted	--		--	--
Warrants exercised	--		--	--
Warrants expired	--		--	--

Balance, January 31, 2012	3,000,000	$	$0.75	1.73 Years

At January 31, 2012, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of January 31, 2012:

	Warrants Outstanding		Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	2,400,000	$	$0.93	.84 Years

Options granted	--		--	--
Warrants exercised	--		--	--
Warrants expired	--		--	--

Balance, January 31, 2012	2,400,000	$	$0.93	.59 Years

At January 31, 2012, the entire 2,400,000 options were fully vested.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Accounting Standard Codification Topic No. 740 (“ASC 740”), Accounting for Income Taxes. This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

Page - 13

NOTES TO FINANCIALS CONTINUED

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
As of January 31, 2011, the Company had estimated federal net operating loss carry forwards totaling approximately $3,255,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2032. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At January 31, 2012, the Company’s gross deferred tax asset totaled $1,161,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The Company has a net operating loss carryover of approximately $3,166,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the three months ended January 31 2011 or for the three months ended January 31, 2011.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended January 31, 2012 and 2011, , there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. The Company is not currently involved in any income tax examinations.

NOTE 8 - SUBSEQUENT EVENTS

No subsequent events are noted at this time.

Page - 14

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

Stock Based Compensation

The Company accounts for stock-based compensation under Accounting Codification Standard Topic 505-50, Equity-Based Payments to Non-Employees. This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes or binomial option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Page - 15

RESULTS OF OPERATIONS

For the three months ended January 31, 2012 as compared to the three-months ended January 31, 2011.

Revenues.

The Company did not generate any revenues during the three-months ended January 31, 2012 or for the three-months ended January 31, 2011

Operating Expenses and Net Loss.

Operating expenses and net loss for the three-months ended January 31, 2012 as compared to the three-months ended January 31, 2011 is as follows:

				Percentage
	For the Three-Months		Change in	Change in
	Ended		Fiscal 2012	Fiscal 2012
	January 31,		Compared to	Compared to
	2011	2010	Fiscal 2011	Fiscal 2011

Operating Expenses
Exploratory costs	$50,437	$243,683	$(193,246)	-79.30%
Management fees	45,000	24,000	21,000	87.50%
Professional services	30,325	27,930	2,395	8.58%
Rent	3,652	3,652	-	0.00%
Other general and administrative	6,573	5,493	1,080	19.66%
Total operating expenses	135,987	304,758	(168,771)	-55.38%

Loss from operations

Other Income (Expenses)
Interest income	54	209	(155)	-74.16%
Interest expense	-	(66)	66	100.00%

Net income (loss)	$(135,933)	(304,615)	$168,682	-55.38%

Page - 16

Other general and administrative costs for the three months ended January 31, 2012 of $6,573 includes travel of $3,148, investor relations costs of $2,350, office expense of $110, telephone of $185 and storage of $780.

Other general and administrative costs for the three months ended January 31, 2011 of $5,493 includes travel of $282, investor relations costs of $3,225, office expense of $1,505, outside services of  $244, and telephone of $237.

Liquidity and Capital Resources.

During the three months ended January 31, 2012, net cash used in operating activities totaled $113,807. Net cash used in investing activities totaled $25,557 which was paid in the development of the Company’s mineral properties.  The Company’s cash balances during the three-months ended January 31, 2012 decreased by a total of $139,364. The Company’s cash balances at November 1, 2011 were $267,995 and its cash balances at January 31, 2012 were $128,631.

During the three months ended January 31, 2011, net cash used in operating activities totaled $334,657. The Company did not incur any cash activity relating to investment or financing activities during this three month period.  The Company’s cash balances at November 1, 2010 were $2,011,633 and its cash balances at January 31, 2011 were $1,676,976.

The Company had cash of $128,631 as of January 31, 2012, as compared to $267,995 as of October 31, 2011.  As of January 31, 2012, the Company had prepaid assets of $15,193, as compared to $60,643 at October 31, 2011. The Company also has $1,200 in security deposits as of January 31, 2012 and as of October 31, 2011. Current assets during the three months ended January 31, 2012 decreased by $184,814 (current assets of $145,024 at January 31, 2012 compared to $329,838 as of October 31, 2011).

 As of January 31, 2012, the Company had $31,697 in total current liabilities as compared to $55,021 in total current liabilities at October 31, 2011, a decrease of $23,324.

The Company had no long-term liabilities at January 31, 2012 or at October 31, 2011; therefore the Company had total liabilities of $31,697 at January 31 2012 and $55,021 at January 31, 2011.

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

Management believes that the Company’s cash balances at January 31, 2012 is sufficient to fund its current operations for the next three months.  Management is continuing to seek additional financing in order to obtain the capital required to continue funding operations; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

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

Page - 17

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2012.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On March 05, 2012 the Company issued and a corporate press release to shareholders on the company’s following activities.

McNeil Property, Ontario Canada: Technical analysis of the data gathered from the High Resolution Airborne Magnetic and Electromagnetic geophysical survey on the company's 100% owned McNeil Gold property has been completed. From the airborne survey Amarok has been able to identify a number of key geological formations, which contain known gold bearing structures that have been observed at surface within the Isadore-MicMac gold zone. The Isadore-MicMac zone covers an area of 1.2 miles by 0.6 miles and has numerous gold showings on surface. Given the size and extent of the Isadore-MicMac zone, the potential exists for a large tonnage, "Super-Pit" style gold enrichment similar to those currently being mined near Timmins Ontario such as the Porcupine Gold Mines. Porcupine Gold Mines is owned by GoldCorp and consists of the Hoyle Pond and Dome underground mines. The company is in the process of designing a work program expected to begin in the spring of 2012, which will include line cutting, surveying, geological mapping and sampling, a 75km IP survey and a preliminary drilling program. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.

Page - 18

Rodeo Creek Gold property, Nevada: The company is continuing its technical review of the results obtained from the past drill programs on the Rodeo Creek property. The Rodeo Creek property is located in the northern portion of the prolific gold-producing Carlin Trend which hosts as many as 30 past and currently producing gold mines, on which more than 100 million ounces of gold production and inventory had been identified, including the world class Goldstrike, Meikle and Carlin mines.

On March 08, 2012 the Company issued a press release indicating newly acquired lands.

The new acquired lands, known as McNeil North, McNeil West and NightHawk Gold total approximately 701 claim units encompassing approximately 17,350 acres. These new claims border onto the company's 100% owned McNeil property to the North and West, and are found in Cleaver and McNeil Townships. This new acquisition brings Amarok's total land holdings in the area to over 27,000 acres. The company plans to conduct an airborne survey over the McNeil North, McNeil West and Nigh Hawk claims in the coming months. This airborne survey will tie in with the air borne survey that was completed on the McNeil property in late 2011.

Amarok's McNeil property is comprised of 256 claim units, approximately 10,100 acres (4100 hectares), and consists of numerous high-grade shafts and past showings along with many new discoveries made through recent work programs. Throughout the McNeil property, there are extensive gold mineralization occurrences and zones. The Isadore-MicMac zone covers an area of 1.2 miles by 0.6 miles and has numerous gold showings. Given the size and extent of the Isadore-MicMac zone, the potential exists for a large tonnage, "Super-Pit" style gold enrichment similar to those being currently mined near Timmins Ontario such as the Porcupine Gold Mines. Porcupine Gold Mines is owned by GoldCorp and consists of the Hoyle Pond and Dome underground mines.

Amarok is in the process of designing a work program expected to begin on the McNeil property in the spring of 2012, which will include line cutting, surveying, geological mapping and sampling, a 75km IP survey and a preliminary drilling program.

The Abitibi Greenstone belt is host to one of North America's largest gold producing districts along with the famous Porcupine-Destor fault zone. The Porcupine Mining District (Timmins) has produced in excess of 70 million ounces of gold from such famous producers as the Hollinger Mine, McIntyre Mine, Pamour Mine and Canada's longest continuously producing gold mine with nearly 100 years continuous production, the Dome Mine. The Kirkland Lake area, known as the Larder Lake Mining District, has produced in excess of 24 million ounces of gold with such famous producers as the Wright-Hargreaves Mine, the Lakeshore Mine and the Macassa Gold Mine. Combined these two districts have produced over 80 % of Canada's total gold production to date.

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

Page - 19

3.           There is a limited trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

We currently are quoted on the OTC Bulletin Board.  To date we have limited trading history.  If for any reason a public trading market does not develop, purchasers of the Common Shares may have difficulty selling their shares should they desire to do so.

5           We have not and do not intend to pay any cash dividends on our Common Shares, and consequently our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We have not, and do not, anticipate paying any cash dividends on our Common Shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Page - 20

.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.01a	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Page - 21

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Dated: March 16, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 16, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Its: Director

Page - 22

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Ron Ruskowsky, certify that:

                1.           I have reviewed this quarterly report on Form 10-Q of Amarok Resources Inc;

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

Date: March 16, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Chief Executive Officer

Page - 23

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Ron Ruskowsky, certify that:

                1.           I have reviewed this quarterly report on Form 10-Q of Amarok Resources Inc;

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

Date: March 16, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its:  Chief Financial Officer

Page - 24

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amarok Resources Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Chief Executive Officer

Dated: March 16, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 25

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amarok Resources Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Chief Financial Officer

Dated: March 16, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 26