Form 10-Q/A
period 2012-01-31
Amarok Resources, Inc.
filed 2012-03-21
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly report on Form 10-Q for the period ended January 31, 2012, as filed with the Securities and Exchange Commission on March 16, 2012, is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T, which were inadvertently not attached due to electronic error.

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

Page - 20

.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.01a	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101 *	Financial statements from the quarterly report on Form 10-Q of Panex Resources Inc. for the quarter ended November 30, 2011, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).
Included
* In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Page - 21

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Dated: March 20, 2011	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 20, 2011	By:	/s/ Ron Ruskowsky
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

Date: March 20, 2012	/s/ Ron Ruskowsky
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

Date: March 20, 2012	/s/ Ron Ruskowsky
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

Dated: March 20, 2012

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

Dated: March 20, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 26