Form 10-Q
period 2012-04-30
Amarok Resources, Inc.
filed 2012-06-14
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
☐Yes ☒ No

As of April 30, 2012, there were 79,025,760  shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

AMAROK RESOURCES, INC.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet as of April 30, 2012 and Audited Condensed Balance Sheet as of October 31, 2011.	F-1
Unaudited Condensed Statement of Operations for the Six Months Ended April 30, 2012 and 2011 and for the Three Months Ended April 30, 2012 and 2011, and February 1, 2010 through April 30, 2012.	F-2
Unaudited Condensed Statement of Cash Flows for the Six Months Ended April 30, 2012 and 2011 and February 1, 2010 through April 30, 2012.	F-3
Notes to Condensed Financial Statements	F-4

Page - 3

Amarok Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	April 30,	October 31,
	2012	2011
	Unaudited
Assets
Current assets
Cash and cash equivalents	$74,519	$267,995
Prepaid expenses	2,695	60,643
Security deposit	1,200	1,200
	78,414	329,838

Mining properties	689,710	656,122

Total assets	$768,124	$985,960

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$9,179	$29,628
Accounts payable - related parties	53,061	25,393
	62,240	55,021

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 79,025,760 shares issued and outstanding
at April 30, 2012 and 78,386,360 shares issued and
outstanding at October 31, 2011	79,026	78,386
Additional paid-in capital (deficit)	5,060,889	5,010,376
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,272,241)	(3,996,033)
	705,884	930,939

Total liabilities and stockholders' equity	$768,124	$985,960

The accompanying notes to condensed financial statements are an integral part of these statements.

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
					From
					February 1, 2010
					through
	For the Three Months Ended		For the Six Months Ended		April 30, 2012
	April 30,		April 30,		(Exploratory
	2012	2011	2012	2011	Stage)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Exploratory costs	65,119	312,000	115,556	555,683	3,312,240
Impairment loss	-	-	-	-	322,000
Contributed services	-	-	-	-	250
Management fees	45,000	24,000	90,000	48,000	294,000
Professional services	17,597	21,239	47,922	49,169	226,365
Rent	3,666	3,697	7,318	7,349	31,968
Other general and administrative	8,906	13,933	15,479	19,426	87,237
Total operating expenses	140,288	374,869	276,275	679,627	4,274,060

Other income
Interest income	13	171	67	380	1,885
Interest expense	-	-	-	(66)	(66)

Net loss	$(140,275)	$(374,698)	$(276,208)	$(679,313)	$(4,272,241)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	78,795,218	76,986,262	78,588,542	76,690,428
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			February 1, 2010
			through
	For the Six Months Ended		April 30, 2012
	April 30,		(Exploratory
	2012	2011	Stage)
Cash flows from operating activities:
Net loss	$(276,208)	$(679,313)	$(4,272,241)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	-	-	322,000
Stock based compensation	111,795	-	648,819
Contributed services and rent	-	-	250
Changes in operating assets and liabilities
Increase (decrease) in prepaid rent	(1,182)	-	(1,182)
Increase (decrease) in prepaid consulting	-	2,225	-
Increase (decrease) in prepaid services	(1,513)	6,450	(1,513)
Increase in security deposit	-	-	(1,200)
Increase (decrease) in accounts payable	(20,447)	3,135	(2,102)
Increase (decrease) in accounts payable - related parties	27,668	(32,814)	52,657
Net cash used in operating activities	(159,887)	(700,317)	(3,254,512)
Cash flows from investing activities:
Investments in mining properties	(33,589)	-	(120,969)
Net cash used in investing activities	(33,589)	-	(120,969)
Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	-	3,450,000
Net cash provided by financing activities	-	-	3,450,000

Increase (decrease) in cash	(193,476)	(700,317)	74,519
Cash - beginning of period	267,995	2,011,633	-

Cash - end of period	$74,519	$1,311,316	$74,519

Supplemental disclosures of cash flow information:
Interest paid	$-	$66	$66
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:

In February 2012, the Company issued 500,000 shares of its common stock to pursuant to the terms of the agreement with its director of exploration, David Gibson. The shares were valued at $40,000 (See Note 6).

In March 2012, the Company issued 139,400 shares of its common stock to Trio Gold Corp pursuant to the
Amendment to February 22, 2010 Exploratory Agreement. The shares were valued at $11,152 (See Note 6).

In March 2011, the Company acquired mining rights in consideration for issuing 1,400,000 shares of its common stock and granting Trio an option to purchase an additional 1,400,000 shares. The Company valued the mineral rights at the fair value of the common shares issued and the option grant at $560,724 (See Note 3).

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Amarok Resources, Inc.
(An Exploratory Stage Company)
Notes to the Financial Statements
Amarok Resources, Inc.

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

Effective February 1, 2010, the Company entered the exploratory stage as defined under the provisions of Accounting Codification Standard (“ACS”) Topic 915-10.

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2012 had a combined accumulated deficit of $4,434,031. In addition, the Company’s liquid assets at April 30, 2012 amounted to only $74,519. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional funds to enable it to continue operating. Management intends to raise additional financing through debt and / or equity financing and by other means that it deems necessary, with the goal of moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the company as of April 30, 2012, and the results of its operations for the three and six months ended April 30, 2012 and 2011 and for the period from February 1, 2010 (inception of exploratory stage) to April 30, 2012.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.  However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 filed with the Commission on February 13, 2012.

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

Loss Per Share of Common Stock

The Company follows ASC Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares at April 30, 2012 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 1,000,000 shares of common stock.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, Equity-Based Payments to Non-Employees. This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Reclassification

Certain reclassifications have been made to conform the 2011 amounts to 2012 classifications for comparative purposes.

Page - 8

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company’s common shares at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of October 2, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using the Binomial option model with a trading price of $0.56 per share, a risk free interest rate of 0.26%, and a volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on March 23, 2011.

During the three-months ended April 30, 2012, the Company increased its land holdings within the Abitibi Greenstone belt by staking claims on the properties known as McNeil North, Night Hawk, and East Night Hawk. These properties total approximately 701 claim units encompassing approximately 17,350 acres.  These new claims border onto the company’s 100% owned McNeil property to the North and West, and are found in Cleaver and McNeil Townships.

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

On March 23, 2012, the Company and Trio entered into an agreement that modified certain terms of the original agreement (“modified agreement”). During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs. Under the original agreement, $1,500,000 was to be funded during the 2010 budget year, $2,000,000 was to be funded during the 2011 budget year and $2,000,000 was to be funded during the 2012 budget year. The modified agreement eliminates the annual funding requirements and extends the due date of the $5,500,000 funding to December 31, 2013.

Under the original agreement, the Company was required to pay a minimum annual royalty during the earn-in period to Trio of which $75,000 was paid upon signing of the agreement, $100,000 was paid on April 1, 2011 and $150,000 was to be paid on April 1, 2012.  Under the modified agreement, there are no further minimum royalty payments due and the minimum royalty payments made are to be applied against the $5,500,000 funding. In consideration for modifying the terms of the original agreement and extending the due date, the Company issued Trio 139,400 shares of its common shares valued at $11,152, which was charged to operations and included in exploratory costs.

Page - 9

Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. Through April 30, 2012, the Company funded a total of $2,350,000 in the property’s operational costs as defined under the modified agreement. The funds paid have been charged to operations and included in exploratory costs.

In addition, within three months of the assignment, the Company is required to issue Trio 144,240 shares of its common stock which equals 0.20% of its total issued and outstanding as of February 22, 2010.Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 72,120 shares of the Company’s common stock. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 72,120  shares of the Company’s common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final issuance of 72,120 shares of the Company’s common stock.. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio valued at $242,323, based upon the trading price of the shares on the date of issuance.  On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio valued at $75,726, based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

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

The Company’s first payment of $10,000 was paid on June 24, 2010.  On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias. As of April 30, 2012, the Company has paid a total of $27,603 in fees towards property maintenance costs on the Cueva Blanca property. The Company is currently considering its option following St. Elias’ termination of the agreement.

Mining properties at April 30, 2012 consist of the following:

Beginning balance –November 1, 2011	$656,122
Acquisition related costs	33,588
Ending balance – April 30, 2012	$689,710

Page - 10

NOTE 4 - FAIR VALUE ACCOUNTING

Fair Value Measurements

The Company follows the provisions of ASC Topic No. 820-10, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

April 30, 2012
			Carrying
	Level	Fair Value	Amount
Liabilities
Accounts payable	2	$9,179	$9,179
Due to related parties	2	$53,061	$53,061

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

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis.  On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011.  Total consulting fees charged to operations under this agreement for the six months ended April 30, 2012 and 2011 were $90,000 and $48,000, respectively.

Page - 11

NOTE 6 – STOCKHOLDERS EQUITY

For the six months ended April 30, 2012

In February 2012, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement it has with David Gibson, director of exploration.  The shares were valued at $40,000.

As discussed in Note 3, the Company issued 139,400 shares of its common stock to Trio Gold Corp pursuant to the amended exploratory agreement. The shares were valued at $11,152

For the six months ended April 30, 2011

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

On January 3, 2011, the Company extended its consulting agreement with an outside consultant to perform work for the Company for the period approximately months ending December 2011.  Compensation provided to the consultant will be $4,000 a month.  The consultant will also receive, as an additional bonus, 10,000 shares of the Company’s common stock issued after March 1, 2011.

Warrants

The following is a schedule of warrants outstanding as of April 30, 2012:

	Warrants Outstanding		Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	3,000,000	$	$0.75	1.98 Years

Warrants granted	--		--	--
Warrants exercised	--		--	--
Warrants expired	--		--	--

Balance, April 30, 2012	3,000,000	$	$0.75	1.49 Years
At April 30, 2012, the entire 3,000,000 warrants were fully vested.

Page - 12

Options

The following is a schedule of options outstanding as of April 30, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, October 31, 2011	2,400,000	$0.93	0.84 Years

Options granted	__	__	__
Warrants exercised	__	__	__
Warrants expired	(1,400,000)	$(1.25)	__

Balance, April 30, 2012	1,000,000	$0.49	0.94 Years
At April 30, 2012, the entire 1,000,000 options were fully vested.

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

As of April 30, 2012, deferred tax assets included stock based compensation and net operating loss carry forwards totaling approximately $3,545,000. The deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At April 30, 2012, the Company’s gross deferred tax asset totaled approximately $1,208, 000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The Company has a net operating loss carryover of approximately $3,384,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the six months ended April 30, 2012 or for the six months ended April 30, 2011.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. The Company is not currently involved in any income tax examinations.

NOTE 8 - SUBSEQUENT EVENTS

No subsequent events are noted at this time.

[END NOTES TO FINANCIALS]

Page - 13

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

Page - 14

RESULTS OF OPERATIONS

For the three-months ended April 30, 2012 as compared to the three-months ended April 30, 2011.

Revenues.
The Company did not generate any revenues during the three-months ended April 30, 2012 or for the three-months ended April 30, 2011.

Operating Expenses and Net Loss.

Operating expenses and net loss for the three-months ended April 30, 2012 as compared to the three-months ended April 30, 2011 is as follows:

				Percentage
	For the Three-Months		Change in	Change in
	Ended		Fiscal 2012	Fiscal 2012
	April 30,		Compared to	Compared to
	2012	2011	Fiscal 2011	Fiscal 2011

Operating Expenses
Exploratory costs	$65,119	$312,000	$(246,881)	-79.13%
Management fees	45,000	24,000	21,000	87.50%
Professional services	17,597	21,239	(3,642)	-17.15%
Rent	3,666	3,697	(31)	-0.84%
Other general and administrative	8,906	13,933	(5,027)	-36.08%
Total operating expenses	140,288	374,869	(234,581)	-62.58%

Loss from operations

Other Income (Expenses)
Interest income	13	171	(158)	-92.40%
Interest expense	-	-	-	-

Net income (loss)	$(140,275)	$(374,698)	$234,423	-62.56%

Other general and administrative costs for the three months ended April 30, 2012 of $8,906 includes travel of $3,012, investor relations costs of $2,522, office expense of $2,192, telephone of $388 and storage of $792.

Other general and administrative costs for the year ended three months ended April 30, 2011 of $13,933 includes travel of $4,852, investor relations costs of $5,425, office expense of $1,187 outside services of  $2,139, and telephone of $330.

Page - 15

For the six-months ended April 30, 2012 as compared to the six-months ended April 30, 2011.

Revenues.
The Company did not generate any revenues during the six-months ended April 30, 2012 or for the six-months ended April 30, 2011

Operating Expenses and Net Loss.

Operating expenses and net loss for the six-months ended April 30, 2012 as compared to the six-months ended April 30, 2011 is as follows:

				Percentage
	For the Six-Months		Change in	Change in
	Ended		Fiscal 2012	Fiscal 2012
	April 30,		Compared to	Compared to
	2012	2011	Fiscal 2011	Fiscal 2011

Operating Expenses
Exploratory costs	$115,556	$555,683	$(440,127)	-79.20%
Management fees	90,000	48,000	42,000	87.50%
Professional services	47,922	49,169	(1,247)	-2.54%
Rent	7,318	7,349	(31)	-0.42%
Other general and administrative	15,479	19,426	(3,947)	-20.32%
Total operating expenses	276,275	679,627	(403,352)	-59.35%

Loss from operations

Other Income (Expenses)
Interest income	67	380	(313)	-82.37%
Interest expense	-	(66)	66	100.00%

Net income (loss)	$(276,208)	$(679,313)	$403,105	-59.34%

Other general and administrative costs for the six months ended April 30, 2012 of $15,479 includes travel of $6,160, investor relations costs of $4,873, office expense of $2,300, telephone of $574 and storage of $1,572.

Other general and administrative costs for the year ended six months ended April 30, 2011 of $19,426 includes travel of $5,135, investor relations costs of $8,894, office expense of $2,691 outside services of $2,139, and telephone of $567.

Liquidity and Capital Resources.

During the six months ended April 30, 2012, net cash used in operating activities totaled $159,887. Net cash used in investing activities totaled $33,589 which was paid in the development of the Company’s mineral properties.  The Company’s cash balances during the six-months ended April 30, 2012 decreased by a total of $193,476. The Company’s cash balances at November 1, 2011 were $267,995 and its cash balances at April 30, 2012 were $74,519.

Page - 16

During the six months ended April 30, 2011, net cash used in operating activities totaled $700,317. The Company did not incur any cash activity relating to investment or financing activities during this six month period.  The Company’s cash balances at November 1, 2010 were $2,011,633 and its cash balances at April 30, 2011 were $1,311,316.

The Company had cash of $74,519 as of April 30, 2012, as compared to $267,995 as of October 31, 2011.  As of April 30, 2012, the Company had prepaid assets of $2,695, as compared to $60,643 at October 31, 2011. The Company also has $1,200 in security deposits as of April 30, 2012 and as of October 31, 2011. Current assets during the six months ended April 30, 2012 decreased by $251,424 (current assets of $78,414 at April 30, 2012 compared to $329,838 as of October 31, 2011).

As of April 30, 2012, the Company had $62,240 in total current liabilities as compared to $55,021 in total current liabilities at October 31, 2011, an increase of $7,219.

The Company had no long-term liabilities at April 30, 2012 or at October 31, 2011; therefore the Company had total liabilities of $62,240 at April 30 2012 and $55,021 at April 30, 2011.

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

Management believes that the Company’s cash balances at April 30, 2012 is sufficient to fund its current operations for the next three months.  Management is continuing to seek additional financing in order to obtain the capital required to continue funding operations; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2012.

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

Page - 17

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

In February 2012, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement it has with David Gibson, director of exploration.  The shares were valued at $40,000.

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

RISKS RELATING TO OUR COMMON SHARES AND THE TRADING MARKET

1.           We may, in the future, issue additional Common Shares which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of an unlimited number of Common Shares without par value and an unlimited number of Preferred Shares without par value.  The future issuance of our unlimited authorized Common Shares may result in substantial dilution in the percentage of our Common Shares held by our then existing stockholders.  We may value any Common Shares issued in the future on an arbitrary basis.  The issuance of Common Shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the Common Shares held by our investors, and might have an adverse effect on any trading market for our Common Shares.

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

Page - 18

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

Page - 19

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

Page - 20

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Dated: June 14, 2012	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 14, 2012	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Its: Director

Page - 21

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

Dated: June 14, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Chief Executive Officer

Page - 22

Exhibit 31.02

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

Dated: June 14, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Chief Executive Officer

Page - 23

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amarok Resources Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Chief Executive Officer

Dated: June 14, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 24

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amarok Resources Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Chief Financial Officer

Dated: June 14, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 25