Form 10-Q
period 2012-07-31
Amarok Resources, Inc.
filed 2012-09-12
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of July 31, 2012, there were 79,025,760 shares of the registrant’s $0.001 par value common stock issued and outstanding.

AMAROK RESOURCES INC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F-1

Amarok Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	July 31,	October 31,
	2012	2011
	Unaudited
Assets
Current assets
Cash and cash equivalents	$36,590	$267,995
Prepaid expenses	2,698	60,643
Security deposit	1,200	1,200
Total current assets	40,488	329,838

Other assets
Website development	1,500	-
Mining properties	689,710	656,122
Total other assets	691,210	656,122

Total assets	$731,698	$985,960

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,180	$29,628
Accounts payable - related parties	88,061	25,393
	102,241	55,021

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 79,025,760 shares issued and outstanding
at July 31, 2012, and 78,386,360 shares issued and
outstanding at October 31, 2011	79,026	78,386
Additional paid-in capital (deficit)	5,060,889	5,010,376
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,348,668)	(3,996,033)
	629,457	930,939

Total liabilities and stockholders' equity	$731,698	$985,960

The accompanying notes are an integral part of these financial statements.

F – 2

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From
					February 1, 2010
					through
	For the Three Months Ended		For the Nine Months Ended		July 31, 2012
	July 31,		July 31,		(Exploratory
	2012	2011	2012	2011	Stage)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Exploratory costs	6,037	318,586	121,592	874,269	3,318,276
Impairment loss	-	-	-	-	322,000
Contributed services	-	-	-	-	250
Management fees	45,000	31,000	135,000	79,000	339,000
Professional services	16,950	29,680	64,873	78,849	243,316
Rent	3,641	3,651	10,959	11,000	35,609
Other general and administrative	4,811	14,443	20,289	33,869	92,047
Total operating expenses	76,439	397,360	352,713	1,076,987	4,350,498

Other income
Interest income	11	177	78	557	1,896
Interest expense	-	-	-	(66)	(66)

Net loss	$(76,428)	$(397,183)	$(352,635)	$(1,076,496)	$(4,348,668)

Net loss per common share -
basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	79,025,760	77,814,023	78,669,207	77,069,075

The accompanying notes are an integral part of these financial statements.

F – 3

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			February 1, 2010
			through
	For the Nine Months Ended		July 31, 2012
	July 31,		(Exploratory
	2012	2011	Stage)
Cash flows from operating activities:
Net loss	$(352,635)	$(1,076,496)	$(4,348,668)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	-	-	322,000
Stock based compensation	111,795	3,200	648,819
Contributed services and rent	-	-	250
Changes in operating assets and liabilities
Increase (decrease) in prepaid rent	(1,182)	1,217	(1,182)
Increase (decrease) in prepaid consulting	-	294	-
Increase (decrease) in prepaid services	(1,516)	9,175	(1,516)
Increase in security deposit	-	-	(1,200)
Increase (decrease) in accounts payable	(15,447)	(10,612)	2,898
Increase (decrease) in accounts payable - related parties	62,668	(33,814)	87,657
Net cash used in operating activities	(196,317)	(1,107,036)	(3,290,942)

Cash flows from investing activities:
Website development	(1,500)	-	(1,500)
Investments in mining properties	(33,588)	-	(120,968)
Net cash used in investing activities	(35,088)	-	(122,468)

Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	-	3,450,000
Net cash provided by financing activities	-	-	3,450,000

Increase (decrease) in cash	(231,405)	(1,107,036)	36,590
Cash - beginning of period	267,995	2,011,633	-

Cash - end of period	$36,590	$904,597	$36,590

Supplemental disclosures of cash flow information:
Interest paid	$-	$66	$66
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F – 4

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows continued

(Unaudited)

Noncash investing and financing activities:

In February 2012, the Company issued 500,000 shares of its common stock to pursuant to the terms of the agreement with its director of exploration, David Gibson. The shares were valued at $40,000.

In March 2012, the Company issued 139,400 shares of its common stock to Trio Gold Corp pursuant to the Amendment to February 22, 2010 Exploratory Agreement. The shares were valued at $11,152 (See Note 3).

In March 2011, the Company acquired mining rights in consideration for issuing 1,400,000 shares of its common stock and granting Trio an option to purchase an additional 1,400,000 shares. The Company valued the mineral rights at the fair value of the common shares issued and the option grant at $826,000 (See Note 3).

In May 2011, the Company issued 10,000 shares of its common stock as a signing bonus to a geologist valued at $3,200.

The accompanying notes are an integral part of these financial statements.

F – 5

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

Going Concern

The Company has incurred net losses since inception, and as of July 31, 2012, had a combined accumulated deficit of $4,510,458. In addition, the Company’s liquid assets at July 31, 2012, amounted to only $36,590. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the company as of July 31, 2012, and the results of its operations for the three and nine months ended July 31, 2012, and 2011, and for the period from February 1, 2010, the inception of exploratory stage, to July 31, 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, filed with the Commission on February 13, 2012.

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

Loss Per Share of Common Stock

The Company follows ASC Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at July 31, 2012, that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 1,000,000 shares of common stock.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, Equity-Based Payments to Non-Employees. This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expenses on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011, the Company signed an agreement with Warrior Ventures, Inc., (“Warrior”) a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company’s common shares at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of October 2, 2011, may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using the Binomial option model with a trading price of $0.56 per share, a risk free interest rate of 0.26%, and a volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of the mining claim based upon the agreed-upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on March 23, 2011. In addition, through July 31, 2012, the Company has incurred additional acquisition costs totaling $128,986. The capitalized costs of the McNeil claim as of July 31, 2012, amounted to $689,710.

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement (the “Original Agreement”) with Carlin Gold Resources, Inc., (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp. (“Trio”). The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

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

On March 23, 2012, the Company and Trio entered into an agreement that modified certain terms of the original agreement (the “Modified Agreement”). During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs. Under the original agreement, $1,500,000 was to be funded during the 2010 budget year, $2,000,000 was to be funded during the 2011 budget year and $2,000,000 was to be funded during the 2012 budget year. The Modified Agreement eliminates the annual funding requirements and extends the due date of the $5,500,000 funding to December 31, 2013.

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

Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. Through July 31, 2012, the Company funded a total of $2,350,000 in the property’s operational costs as defined under the Modified Agreement. The funds paid have been charged to operations and included in exploratory costs.

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding common shares as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio, representing 0.20% of the shares then outstanding valued at $242,323, based upon the trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio, representing 0.10% of the shares then outstanding valued at $75,726, based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

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

Mining properties at July 31, 2012, consist of the following:

Beginning balance - November 1, 2011	$656,122
Acquisition related costs	33,588
Ending balance - July 31, 2012	$689,710

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

July 31, 2012
			Carrying
	Level	Fair Value	Amount
Accounts Payable	2	$ 14,180	$ 14,180
Due to Related Parties	2	$ 88,061	$ 88,061

Recorded values of accounts payable and due to related parties approximate fair values due to the short maturities of such instruments.

NOTE 5 - RELATED PARTY TRANSACTIONS

As discussed in Note 3, on February 22, 2010, the Company entered into an agreement with Carlin in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of the Company’s sole officer and director. Further, the sole officer, director, and shareholder of Carlin is a business associate of the Company’s sole officer and director.

In January 2010, the Company entered into an agreement with Santeo Financial Corporation (“Santeo”) whereby Santeo is affiliated with the Company’s sole officer and director for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000, effective July 1, 2011. Total consulting fees charged to operations under this agreement for the nine months ended July 31, 2012 and 2011 were $135,000 and $79,000, respectively. Total consulting fees charged to operations under this agreement for the three months ended July 31, 2012 and 2011 were $45,000 and $31,000, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

For the nine months ended July 31, 2012

In February 2012, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement it has David Gibson, the Company’s director of exploration. The shares were valued at $40,000.

As discussed in Note 3, the Company issued 139,400 shares of its common stock to Trio Gold Corp on March 23, 2012, pursuant to the amended exploratory agreement. The shares were valued at $11,152

The Company did not issue any shares of its common stock during the three months ended July 31, 2012.

For the nine months ended July 31, 2011

On March 24, 2011, the Company signed an agreement with Warrior Ventures, Inc., a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Amarok’s restricted common stock along with an option to purchase 1,400,000 common shares of Amarok Resources, Inc. at a price of $1.00 per common share. The option expired on March 31, 2012.

On January 3, 2011, the Company extended its consulting agreement with Kelsey Hammond to perform work for the Company through December 2011.  Compensation provided to the consultant was $4,000 a month. On May 2, 2011, the consultant received 10,000 shares of the Company’s common stock as additional compensation that was valued at $3,200. The $3,200 was initially charged to prepaid expense and was amortized to exploratory expense over the remaining term of the underlying agreement.

Warrants

The following is a schedule of warrants outstanding as of July 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	3,000,000	$0.75	1.98 Years

Warrants granted
Warrants exercised
Warrants expired

Balance, July 31, 2012	3,000,000	$0.75	1.23 Years

At July 31, 2012, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of July 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	2,400,000	$0.93	0.84 Years

Warrants granted
Warrants exercised
Warrants expired	(1,400,000)	$(0.49)

Balance, July 31, 2012	1,000,000	$0.57	0.28 Years

At July 31, 2012, the entire 1,000,000 options were fully vested.

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

As of July 31, 2012, deferred tax assets included stock-based compensation and net operating loss carry forwards totaling approximately $3,631,000. The deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At July 31, 2012, the Company’s gross deferred tax asset totaled approximately $1,234,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The Company has a net operating loss carryover of approximately $3,407,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the nine months ended July 31, 2012, or for the nine months ended July 31, 2011.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended July 31, 2012, and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. The Company is not currently involved in any income tax examinations.

F-5

[END NOTES TO FINANCIALS]

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

RESULTS OF OPERATIONS

For the three months ended July 31, 2012, as compared to the three months ended July 31, 2011.

Revenues.

The Company did not generate any revenues during the three months ended July 31, 2012, or for the three months ended July 31, 2011.

Operating Expenses and Net Loss.

Operating expenses and net loss for the three months ended July 31, 2011, as compared to the three months ended July 31, 2012, is as follows:

				Percentage
			Change in	Change in
	For the Three Months Ended		Fiscal 2012	Fiscal 2012
	July 31,		Compared to	Compared to
	2012	2011	Fiscal 2011	Fiscal 2011

Operating expenses
Exploratory costs	$6,037	$318,586	$312,549	-98.11%
Management fees	45,000	31,000	14,000	45.16%
Professional services	16,950	29,680	(12,730)	-42.89%
Rent	3,641	3,651	(10)	-0.27%
Other general and administrative	4,811	14,443	(9,632)	-66.69%
Total operating expenses	76,439	397,360	(320,921)	-80.76%

Other income
Interest income	11	177	(166)	-93.79%
Interest expense	—	—	—	—

Net loss	$(76,428)	$(397,183)	$320,755	-80.76%

Other general and administrative costs for the three months ended July 31, 2012, of $4,811 includes investor relations costs of $2,350, office expense of $960, stock transfer agent expense of $502 telephone of $203 and storage of $796.

Other general and administrative costs for the three months ended July 31, 2011, of $14,443 includes travel of $8,415, investor relations costs of $4,225, stock transfer agent expense of $131, office expense of $496 outside services of $1,050, and telephone of $126.

For the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011.

Revenues.

The Company did not generate any revenues during the nine months ended July 31, 2012, or for the nine months ended July 31, 2011.

Operating Expenses and Net Loss.

Operating expenses and net loss for the nine months ended July 31, 2011, as compared to the nine months ended July 31, 2012, is as follows:

				Percentage
			Change in	Change in
	For the Three Months Ended		Fiscal 2012	Fiscal 2012
	July 31,		Compared to	Compared to
	2012	2011	Fiscal 2011	Fiscal 2011

Operating expenses
Exploratory costs	$121,592	$874,269	$(752,677)	-86.09%
Management fees	135,000	79,000	56,000	70.89%
Professional services	64,873	78,849	(13,976)	-17.71%
Rent	10,959	11,000	(41)	-0.37%
Other general and administrative	20,289	33,869	(13,580)	-40.10%
Total operating expenses	352,713	1,076,987	(724,274)	-67.25%

Other income
Interest income	78	557	(479)	-86.00%
Interest expense	—	(66)	66	(100)

Net loss	$(352,635)	$(1,076,496)	$723,861	-67.24%

Other general and administrative costs for the nine months ended July 31, 2012, of $20,289 includes travel of $6,160, investor relations costs of $6,300, stock transfer agent expense of $1,424, office expense of $3,260, telephone of $777 and storage of $2,368.

Other general and administrative costs for the nine months ended July 31, 2011, of $33,869 includes travel of $13,550, investor relations costs of $12,460, outside services of $4,147, office expense of $2,229, stock transfer agent expense of $790, and telephone of $693.

Liquidity and Capital Resources.

During the nine months ended July 31, 2012, net cash used in operating activities totaled $196,316. Net cash used in investing activities totaled $35,089 of which $33,589 was paid in the development of the Company’s mineral properties and $1,500 was paid for the Company’s website. The Company had no finance activities during the nine- month period. The Company’s cash balances during the nine months ended July 31, 2012 decreased by a total of $231,405. The Company’s cash balances at November 1, 2011, were $267,995 and its cash balances at July 31, 2012, were $36,590.

During the nine months ended July 31, 2011, net cash used in operating activities totaled $1,107,036. The Company did not incur any cash activity relating to investment or financing activities during this nine-month period. The Company’s cash balances at November 1, 2010, were $2,011,633 and its cash balances at July 31, 2011, were $904,597.

The Company had cash of $36,590 as of July 31, 2012, as compared to $267,995 as of October 31, 2011.  As of July 31, 2012, the Company had prepaid assets of $2,698, as compared to $60,643 at October 31, 2011. The Company also has $1,200 in security deposits as of July 31, 2012, and as of October 31, 2011. Current assets during the nine months ended July 31, 2012, decreased by $289,350 (current assets of $40,488 at July 31, 2012, compared to $329,838 as of October 31, 2011).

As of July 31, 2012, the Company had $102,241 in total current liabilities as compared to $55,021 in total current liabilities at October 31, 2011, an increase of $47,220.

The Company had no long-term liabilities at July 31, 2012, or at October 31, 2011; therefore the Company had total liabilities of $102,241 at July 31 2012, and $55,021 at October 31, 2011.

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

Management believes that the Company’s cash balances at July 31, 2012, are sufficient to fund its current operations for the next three months. Management is continuing to seek additional financing in order to obtain the capital required to continue funding operations; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2012.

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

ITEM 4. MINE SAFETY DICSLOSURES

None.

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

5.          We have not and do not intend to pay any cash dividends on our Common Shares, and consequently our stockholders will not be able to receive a return on their shares unless they sell them.

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

AMAROK RESOURCES, INC.

Dated: September 14, 2012	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its: Chief Executive Officer, President, Secretary & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 14, 2012	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Its: Chief Financial Officer, & Director