Form 10-K
period 2012-10-31
Amarok Resources, Inc.
filed 2013-01-29
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

Amarok Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	333-156594	98-0599925
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2012 was $2,530,482.88 based upon the price ($0.0620) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol (“AMOK”).

As of January 29, 2013, there were 79,025,760 shares of the registrant’s $0.001 par value common stock issued and outstanding.

AMAROK RESOURCES, INC.

PART I

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amarok ResourcesInc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "AMOK," or “Amarok” refers to Amarok Resources Inc.

ITEM 1.	BUSINESS

Corporate Background

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

Effective February 23, 2010, the Company authorized a 60:1 stock split.

Business Summary

Amarok Resources, Inc is a public company trading on the OTCBB market under the symbol AMOK. Amarok Resources, Inc is focused on the acquisition, exploration and development of oil and gas properties located within favorable geo-political climates.

Our  Properties and Material Agreements

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement (the “Agreement”) with Carlin Gold Resources, Inc, (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement (the “Assigned Agreement”) between it and Trio Gold Corp (“Trio”). The Assigned Agreement agreement was dated January 28, 2010. In consideration for the assignment of the interest in the Assigned Agreement, the Company paid Carlin $1 and issued 100,000 shares of its common stock.

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% Net Smelter Return.

Under the Agreement with Trio, the Company earns a 75% undivided interest in the Claims during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”). Upon completion of the earn-in period, a Joint Venture is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the Claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

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

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio valued at $242,323, based upon the trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 139,400 shares of its common stock to Trio valued at $11,152, based upon the trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

Cuevas Blanca Gold Property

On April 16, 2010, the Company entered into an agreement (the “Letter Agreement”) with St. Elias Mines Ltd. (“St. Elias”) in which the Company was given an option to earn a 60% interest, subject to a 1.5% net smelter return (“NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) in Northern Peru (the “Cueva Blanca Property”), which is wholly owned by St. Elias. Under the terms of the Letter Agreement, it is possible for the Company to acquire a 60% interest in the Cueva Blanca Property (subject to a 1.5% NSR) in consideration of:

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

The Company’s first payment of $10,000 was paid on June 24, 2010. On April 27, 2011, the Letter Agreement between St. Elias and the Company was formally terminated by St. Elias. As of April 30, 2012, the Company has paid a total of $27,603 in fees towards property maintenance costs on the Cueva Blanca Property. The Company is currently considering its options following St. Elias’ termination of the agreement.

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. (“Warrior”), a private company, to acquire 100% of the McNeil Gold Property (the “McNeil Property”) consisting of 20 claims totaling 256 claim units in McNeil and Robertson townships in the Larder Lake Mining Division.  The McNeil Property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. In exchange for the McNeil Property, the Company issued 1,400,000 shares of the Company’s restricted common stock to Warrior along with an option to purchase 1,400,000 of the Company’s common shares at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of the Company automatically terminates.

In March 2012, the Company staked an additional 701 claim units encompassing approximately 17,350 acres.  These new claims border onto the company’s 100% owned McNeil property to the North and West, and are found in Cleaver and McNeil Townships.  This new acquisition brings Amarok’s total land holdings in the area to over 27,000 acres.

Rodeo Creek Property, Nevada

On November 9, 2012, the Company entered into a Property Option Letter Agreement (the “Option Agreement”) with Dragon Resources Holdings Inc. ("Dragon"). The Company’s granting of the option to acquire a 30% interest in the Rodeo Creek and McNeil Properties and providing other consideration to Dragon as indicated in the letter was based upon Dragon paying a Purchase Option Fee of $500,000 on or before December 15, 2012. The $500,000 was not paid by the due date and under the terms of the Agreement, the agreement automatically terminated.

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

As of the date of this report, Amarok has no employees. However, we currently use our officers and directors to perform management functions. Amarok may use third-party consultants to assist in the completion of various projects. Third-parties are instrumental to keep the development of projects on time and on budget. Management expects to continue to use consultants, attorneys, and accountants as necessary.

Executive Offices

Our executive offices are located at 30021 Tomas Street, Suite 300 Rancho Santa Margarita, CA 92688

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 30021 Tomas Street, Suite 300 Rancho Santa Margarita, CA 92688. Our telephone number is (949) 682-7889. We currently rent this space for approximately $1,182 per month. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our common stock, has been quoted on the Over the Counter Bulletin Board (OTCBB) since March 6, 2009 under the symbol “UKRA”. The Company changed its name and has been quoted under the symbol “AMOK” since February 23, 2010. Effective February 23, 2010, the Company completed a 60:1 stock split. Because we are quoted on the OTC Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

First Quarter (Nov. 1, 2010-Jan. 31 2011)	$1.56	0.95
Second Quarter (Feb. 1, 2011-Apr. 30, 2011)	$1.28	0.2914
Third Quarter (May 1, 2011-Jul. 31, 2011)	$0.42	0.1550
Fourth Quarter (Aug. 1, 2011-Oct. 31, 2011)	$0.1825	0.0600
First Quarter (Nov. 1, 2011-Jan. 31, 2012)	$0.2200	0.0275
Second Quarter (Feb. 1, 2012-Apr. 30, 2012)	$0.1200	0.0501
Third Quarter (May 1, 2012-Jul. 31, 2012)	$0.0650	0.0400
Fourth Quarter (Aug. 1, 2012-Oct. 31, 2012)	$0.0500	0.0200

Record Holders

Total shares outstanding as of October 31, 2012 were 79,025,760 held by approximately 55 shareholders of record with an undetermined additional number of holders in street name, plus an additional 3,000,000 shares issuable upon the exercise of outstanding warrants and 750,000 shares issuable upon the exercise of outstanding options.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of unregistered securities that have not been previous disclosed are incorporated by reference from the notes to financial statements found herein.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

7

Results of Operations

For the year ended October 31, 2012 as compared to the year ended October 31, 2011.

Revenues.

The Company did not generate any revenues during the years ended October 31, 2012 or October 31, 2011.

Operating Expenses and Net Loss.

Operating expenses and net loss for the years ended October 31, 2012 as compared to the year ended October 31, 2011 is as follows:

				Percentage
			Change in	Change in
	For the Year Ended		Fiscal 2012	Fiscal 2012
	October 31,		Compared to	Compared to
	2012	2011	Fiscal 2011	Fiscal 2011

Operating Expenses
Exploratory costs	$121,592	$1,393,378	$(1,271,786)	-91.27%
Impairment losses	-	322,000	(322,000)	-100.00%
Contributed services	-	-	-	-
Management fees	180,000	124,000	56,000	45.16%
Professional services	114,926	128,846	(13,920)	-10.80%
Rent	14,506	14,716	(210)	-1.43%
Other general and administrative	23,863	40,800	(16,937)	-41.51%
Total operating expenses	(454,887)	(2,023,740)	(1,568,853)	-77.52%

Loss from operations

Other Income (Expenses)
Interest income	80	729	(649)	-89.03%
Interest expense	-	(66)	66	-100.00%

Net income (loss)	$(454,807)	(2,023,077)	$(1,568,270)	-77.57%

Liquidity and Capital Resources

During the year ended October 31, 2012, net cash used in operating activities totaled $214,083. Net cash used in investing activities totaled $35,088 which was paid in the development of the Company’s mineral properties. The Company’s cash balances during the year ended October 31, 2012 decreased by a total of $249,171. The Company’s cash balances at the beginning of the year totaled $267,995 and its cash balances at October 31, 2012 totaled $18,824.

During the year ended October 31, 2011, net cash used in operating activities totaled $1,656,258. Net cash used in investing activities totaled $87,380 which was paid in the development of the Company’s mineral properties. The Company’s cash balances during the year ended October 31, 2011 decreased by a total of $1,743,638. The Company’s cash balances at the beginning of the year totaled $2,011,633 and its cash balances at October 31, 2011 totaled $267,995

As indicated, the Company had cash of $18,824 as of October 31, 2012, as compared to $267,995 as of October 31, 2011.  As of October 31, 2012, the Company had prepaid assets of NIL, as compared to $60,643 at October 31, 2011. The Company also has $1,200 in security deposits as of October 31, 2012 and as of October 31, 2011.

As of October 31, 2012, the Company had $184,996 in total current liabilities, which was represented by $51,935 in accounts payable, and $133,061 in related party accounts payable.  As of October 31, 2011, the Company had $55,021 in total current liabilities, which was represented by $29,628 in accounts payable, and $25,393 in related party accounts payable.

The Company had no long-term liabilities at October 31, 2012 or at October 31, 2011; therefore the Company had total liabilities of $184,996 at October 31 2012 and $55,021 at October 31, 2011.

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

Stock-Based Compensation

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS

AMAROK, RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Amarok Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Amarok Resources, Inc. (an exploration stage company) as of October 31, 2012 and 2011, and the related statements of operations, and cash flows for the two years ended October 31, 2012 and 2011, and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2012, and the statement of stockholder’s equity since February 1, 2010 (inception of exploration stage) to October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarok Resources, Inc. (an exploration stage company) as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the two years ended October 31, 2012 and 2011, and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co

Certified Public Accountants

Salt Lake City, Utah

January 29, 2013

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

Telephone 801/272-8045, Facsimile 801/277-9942

AMAROK RESOURCES, INC.

(An Exploratory Stage Company)

Balance Sheets

	October 31,	October 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$18,824	$267,995
Prepaid rent	1,182	-
Prepaid services	-	60,643
Security deposit	1,200	1,200
	21,206	329,838

Mining claims	689,710	656,122
Website development, (net accumulated
amortization of $136)	1,364	-

Total assets	$712,280	$985,960

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$51,935	$29,628
Accounts payable - related parties	133,061	25,393
	184,996	55,021

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 79,025,760 shares issued and outstanding
at October 31, 2012 and 78,386,360 shares issued and
outstanding at October 31, 2011	79,025	78,386
Additional paid-in capital (deficit)	5,060,889	5,010,376
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,450,840)	(3,996,033)
	527,284	930,939

Total liabilities and stockholders' equity	$712,280	$985,960

The Accompanying notes are an integral part to the financials

AMAROK RESOURCES, INC.

(An Exploratory Stage Company)

Statements of Operations

			From
			February 1, 2010
			through
	For the Year Ended		October 31, 2012
	October 31,		(Exploratory
	2012	2011	Stage)

Revenue	$-	$-	$-

Operating expenses
Exploratory costs	121,592	1,393,378	3,318,276
Impairment loss	-	322,000	322,000
Contributed services	-	-	250
Management fees	180,000	124,000	384,000
Professional services	114,926	128,846	293,369
Rent	14,506	14,716	39,156
Other general and administrative	23,863	40,800	95,621
Total operating expenses	454,887	2,023,740	4,452,672

Other income
Interest income	80	729	1,898
Interest expense	-	(66)	(66)

Net loss	$(454,807)	$(2,023,077)	$(4,450,840)

Net loss per common share -
basic and diluted	$(0.01)	$(0.03)

Weighted average number of common
shares outstanding	78,808,346	77,348,678

The Accompanying notes are an integral part to the financials

AMAROK RESOURCES, INC.

(An Exploratory Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period from February 1, 2010 (Inception of Exploratory Stage) to October 31, 2012

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploratory
	Shares	Amount	Capital	Deficit	Stage	Totals
Balance, October 31, 2009	150,120,000	$150,120	$6,501	$(160,290)	$-	$(3,669)

Issuance of common stock for cash	6,000,000	6,000	3,494,000	-	-	3,500,000
Offering costs	-	-	(50,000)	-	-	(50,000)
Issuance of common stock pursuant to exploration agreement	244,240	244	410,079	-	-	410,323
Issuance of common stock for services	40,000	40	85,060	-	-	85,100
Return and cancellation of common stock	(80,000,000)	(80,000)	80,000	-	-	-
Contributed services and rent	-	-	1,750	-	-	1,750
Net loss for period	-	-	-	(1,500)	(1,972,956)	(1,974,456)

Balance, October 31, 2010	76,404,240	$76,404	$4,027,390	$(161,790)	$(1,972,956)	$1,969,048

Issuance of common stock in exchange for mining properties	1,400,000	1,400	782,600	-	-	784,000
Stock options granted as additional consideration on acquisition
of mining properties	-	-	98,724	-	-	98,724
Issuance of common stock pursuant to exploration agreement	72,120	72	5,697			5,769
Issuance of common stock for services	510,000	510	67,690			68,200
Compensation recognized on option grants	-	-	28,275			28,275
Net loss for period	-	-	-	-	(2,023,077)	(2,023,077)

Balance, October 31, 2011	78,386,360	78,386	5,010,376	(161,790)	(3,996,033)	930,939
Issuance of common stock for services	500,000	500	39,500	-	-	40,000
Issuance of common stock pursuant to modification to exploration
agreement	139,400	139	11,013	-	-	11,152
Net loss for period	-	-	-	-	(454,807)	(454,807)

Balance, October 31, 2012	79,025,760	$79,025	$5,060,889	$(161,790)	$(4,450,840)	$527,284

The Accompanying notes are an integral part to the financials

AMAROK RESOURCES, INC.

(An Exploratory Stage Company)

Statement of Cash Flows

			From
			February 1, 2010
	For the Year Ended		through
	October 31,		October 31, 2012
	2012	2011	Exploratory Stage)
Cash flows from operating activities:
Net loss	$(454,807)	$(2,023,077)	$(4,450,840)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization expense	136	—	136
Impairment loss	—	322,000	322,000
Stock based compensation	51,152	43,826	588,176
Contributed services and rent	—	—	250
Changes in operating assets and liabilities
(Increase) decrease in prepaid rent	(1,182)	1,217	(1,182)
(Increase) decrease in prepaid services	60,643	9,675	60,643
Increase in security deposit	—	—	(1,200)
Increase in accounts payable	22,307	10,997	40,652
Increase (decrease) in accounts payable - related parties	107,668	(20,896)	132,657
Net cash used in operating activities	(214,083)	(1,656,258)	(3,308,708)

Cash flows from investing activities:
Investments in mining properties	(33,588)	(87,380)	(120,968)
Website development	(1,500)	—	(1,500)
Net cash provided by investing activities	(35,088)	(87,380)	(122,468)

Cash flows from financing activities:
Proceeds from issuance of common stock			—
net of offering costs	—	—	3,450,000
Net cash provided by financing activities	—	—	3,450,000

Increase (decrease) in cash	(249,171)	(1,743,638)	18,824
Cash - beginning of period	267,995	2,011,633	—
Cash - end of period	$18,824	$267,995	$18,824

Supplemental disclosures of cash flow information:
Interest paid	$—	$66	$—
Income taxes paid	$—	$—	$—

Noncash investing and financing activities:

The Accompanying notes are an integral part to the financials

AMAROK RESOURCES, INC.

(An Exploratory Stage Company)

Statement of Cash Flows

(Continued)

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

In March 2011, the Company acquired mining property in consideration for 1,400,000 shares of its common stock and the grant of options to purchase 1,400,000 shares of the Company's common stock. (See Note 6 to the accompanying financials statements).

In May 2011, the Company issued 10,000 shares of its common stock as a signing bonus to a geologist valued at $3,200 that is being charged to operations over the six-month term of the underlying service agreement (See Note 6 to the accompanying financial statements).

In August 2011, the Company issued 500,000 shares of its common stock to pursuant to the terms of the agreement with its director of exploration. The shares were valued at $65,000. Pursuant to the terms of the same agreement, the Company granted options to the director to purchase a total of 1,000,000 shares of the Company's common stock at exercise prices ranging from $0.20 to $0.75 per share. The Company valued the option grant at $28,275. The value of the common shares and stock options totaling $93,275 was amortized to operations over the six-month term of the underlying service agreement.

In October 2011, the Company issued Trio Gold Corp 72,120 shares of its common stock pursuant to the terms of an exploration agreement. The common shares were valued at their respective maket price of $5,769 that was charged to operations and included in exploratory costs.

The Accompanying notes are an integral part to the financials

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

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2012 had a combined accumulated deficit of $4,612,630. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of October 31, 2012 and 2011. The Company’s financial instruments consist of accounts payables. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Loss Per Share of Common Stock

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at October 31, 2012 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 750,000 shares of common stock. Potential common shares at October 31, 2011 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 2,400,000 shares of common stock.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended October 31, 2012, the Company incurred stock-based compensation totaling $51,152 from the issuance of 500,000 shares of its common stock for geological services valued at $40,000 and from the issuance of 139,400 shares of common stock to Trio Gold Corp valued at $11,152. Trio received the 139,400 common shares pursuant to the terms of the exploration agreement between the two companies (See Note 3). During the year ended October 31, 2011, the Company incurred stock-based compensation totaling $96,475 from the issuance of a total 510,000 shares of its common stock for geological services valued at $68,200 and from the grant of 1,000,000 common stock options valued at $28,275. The $96,475 is being charged to operations over the six-month term of the underlying service agreements. Of the $96,475, $35,832 was charged to exploratory costs in 2011 and $60,643 charged to exploratory costs in 2012.

Reclassification

Certain reclassifications have been made to conform the 2011 amounts to 2012 classifications for comparative purposes.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011. Through October 31, 2012, the Company has incurred additional acquisition costs totaling $128,986. The capitalized costs of the McNeil claim as of October 31, 2012 amounted to $689,710.

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

In addition, within three months of the assignment, the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio valued at $242,323, based upon the trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 139,400 shares of its common stock to Trio valued at $11,152, based upon the trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of one of the Company’s officers and directors.

The sole officer, director, and shareholder of Carlin is a business associate of one of the Company’s officers and directors.

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

Mining properties at October 31, 2012 consist of the following:

Beginning balance –November 1, 2011	$656,122
Acquisition related costs	33,588
Ending balance – October 31, 2012	$689,710

NOTE 4 - RELATED PARTY TRANSACTIONS

As discussed in Note 3, on February 22, 2010 the Company entered into an agreement with Carlin Gold Resources, Inc., (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of one of the Company’s officers and directors. Further, the sole officer, director, and shareholder of Carlin is a business associate of one of the Company’s officers and directors.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with one of the Company’s officers and directors for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011. Total consulting fees charged to operations under this agreement for the year ended October 31, 2012 and 2011 were $180,000 and $124,000, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Year Ended October 31, 2012

On February 27, 2012, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement it has with David Gibson, the Company’s director of exploration. The shares were valued at $40,000 and charged to exploration.

As discussed in Note 3, the Company issued 139,400 shares of its common stock to Trio Gold Corp on March 23, 2012 pursuant to the amended exploratory agreement. The shares were valued at $11,152.

Year Ended October 31, 2011

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. a private company, to acquire 100% of the McNeil Gold Property.  The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property consisted of the issuance to Warrior of 1,400,000 shares of Company’s restricted common stock along with an option to purchase 1,400,000 of the Company common shares at a price of $1.00 per common share until October 1, 2011.  Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk free interest rate of 0.26%, and volatility of 93.221%.

Pursuant to an agreement with an outside consultant to perform geological work for the Company the Company issued the consultant 10,000 shares of the Company’s common stock on May 2, 2011. The shares were valued at $3,200 based upon the trading the price of the common shares on date of issuance. The $3,200 was charged to operations and included in exploratory costs.

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

Warrants

The following is a schedule of warrants outstanding as of October 31, 2012:

	Warrants Outstanding		Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2010	6,000,000		$$0.83	1.58 Years

Warrants granted	--		--	--
Warrants exercised	--		--	--
Warrants expired	(3,000,000)		($0.92)	--

Balance, October 31, 2011	3,000,000		$$0.75	1.98 Years

Warrants granted	--		--	--
Warrants exercised	--		--	--
Warrants expired	--		--	--

Balance, October 31, 2012		$
	3,000,000		$0.75	.98 Years

At October 31, 2012, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of October 31, 2012:

	Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Life

Balance, October 31, 2010	--	--	-	--

Options granted	2,400,000	$0.93		--
Options exercised	--	--		--
Options expired	--	--		--

Balance, October 31, 2011	2,400,000	$0.93		.84 Years

Options granted	--	--		--
Options exercised	--	--		--
Options expired	(1,650,000)	($1.09)		--

Balance, October 31, 2012	750,000	$0.58		.65 Years

At October 31, 2012, the entire 750,000 options were fully vested.

NOTE 6 - INCOME TAXES

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	October 31,
	2012	2011
Current expense-Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
Sate	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%
The significant components of deferred tax assets and liabilities are as follows:
Deferred tax assets	$81,089	14,144
Stock based compensation	1,193,160	1,076,536
Net operating losses	1,274,249	1,090,680
Less valuation allowance	(1,274,249)	(1,090,680)
Deferred tax asset - net valuation	$-	$-

The net change in the valuation allowance for 2012 was $(183,569).

The Company has a net operating loss carryover of approximately $3,509,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended October 31, 2012 or for the year ended October 31, 2011.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended October 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. We are not currently involved in any income tax examinations.

NOTE 7 - SUBSEQUENT EVENTS

On November 9, 2012, the Company entered into a Property Option Letter Agreement (the “Option Agreement”) with Dragon Resources Holdings Inc. ("Dragon"). The Company’s granting of the option to acquire a 30% interest in the Rodeo Creek and McNeil Properties and providing other consideration to Dragon as indicated in the letter was based upon Dragon paying a Purchase Option Fee of $500,000 on or before December 15, 2012. The $500,000 was not paid by the due date and under the terms of the Agreement, the agreement automatically terminated.

End Notes to Financials

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2012

Management’s Report on Internal Control Over Financial Reporting

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2012. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2012, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified. There are no family relationships among our directors or executive officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Name/Address	Age	Position	Tenure
Ron Ruskowsky	45	President, CEO, CFO	January 4, 2010 to present
30021 Tomas Street, Suite 335		Director
Rancho Santa Margarita,
California 92688

Earl W. Abbott	71	Vice President of	January 25, 2013 to
3841 Amador Way		Exploration and Director	present
Reno, NV 89502

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

RON RUSKOWSKY.  Ron Ruskowsky became our President, Chief Executive Officer, and Director on January 4, 2010. Ron Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 23 years. Mr. Ruskowsky has been involved in the start-up and development phases of companies involved in precious metal exploration, oil and gas exploration and development and sales, as well as offering consulting services to numerous small companies in the late 1990's. Mr. Ruskowsky has significant experience and knowledge in managing the growth of small cap resource companies. Mr. Ruskowsky is currently President and CEO of Royal Quantum Group, Inc., a public company currently quoted on the OTCBB.

EARL W. ABBOTT. Since receiving his Ph.D. degree in geology at Rice University in Houston, Texas where he studied the tectonics of the western U.S., Dr. Abbott has spent 41 years exploring for gold, base metals, uranium, and other resources all over the world. Using his education and experience, he combines strong management skills with a creative vision that enables him to apply sound scientific principles to the search for giant ore deposits. In the early part of his career, his management of an exploration program in Nevada resulted in the acquisition of three gold ore bodies that were subsequently mined profitably. In addition to having been a key employee with several large and small mining companies and a consultant to the mining industry, Dr. Abbott has been an officer and director of several junior mining companies. Dr. Abbott is active in his profession, having been a member and served as an executive of professional mining associations. As a result, he has an extensive network of technical as well as leadership contacts. He is a Certified Professional Geologist (C.P.G.) by the American Institute of Professional Geologists (AIPG) as well as being the past President of the Nevada Chapter. He is also a member and past president of the Geological Society of Nevada (GSN), a member and past President of the Nevada Petroleum & geothermal Society (NPSGS), a member and past President of the Denver Region Exploration Geologists Society (DREGS), a member of the Society of Economic Geologists (SEG), a member of the Society for Mining, Metallurgy, and Exploration (SME), a member of the Geological Society of America (GSA), a member of the Northwest Mining Association (NWMA), a member of the Association for Mineral Exploration British Columbia (AMEBC), and a member of the Prospectors and Developers Association of Canada (PDAC). Dr. Abbott is a Qualified Person under the rules of National Instrument 43-101.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

Auditors

Robison, Hill & Co. an independent registered public accounting firm, is our auditor.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Security Holders Recommendations To Board Of Directors

Our Company does not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Ron Ruskowsky, at the Company’s executive offices.

While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. Our Company does attempt to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information at the same time. Mr. Ruskowsky collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Ruskowsky will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Ruskowsky will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii. Engaging in any type of business practice; or
iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or
ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees And Consultants

Other than our officers and directors, we currently have no other significant employees.

Code Of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the exploration stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended October 31, 2012 and October 31, 2011.

A  summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ron Ruskowsky(1)	President, CEO, CFO and Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	180,000	$180,000
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	124,000	$124,000

Notes to Summary Compensation Table:

(1) Mr. Ron Ruskowsky has been a director of the Company since January 4, 2010.

Narrative Disclose to Summary Compensation Table

As of October 31, 2012, the Company has no plans that provides for group health insurance to employees, the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with Ron Ruskowsky for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011.

Option or Stock Award Plans

The Company has no option or stock award plan.

Long-Term Incentive Plans

The Company has no long-term incentive plan.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

Employment Agreements

None.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 25, 2013, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this Annual Report, there are 79,025,760 shares of common stock issued and outstanding, 3,000,000 total warrants outstanding and 750,000 total options outstanding.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

Ron Ruskowsky 30021 Tomas Street, Suite 335 Rancho Santa Margarita, California 92688	37,000,000	44.70%
Earl W. Abbott 3841 Amador Way Reno, NV 89502	30,000	0.04%
All executive officers and directors as a group (2 people)	37,030,000	44.74%
Beneficial Shareholders greater than 5%

(1) Applicable percentage of ownership is based on 79,025,760 shares of common stock outstanding on October 31, 2012. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As discussed in Note 3 to the Financial Statements, on February 22, 2010 the Company entered into an agreement with Carlin Gold Resources, Inc., (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio Gold Corp (“Trio”). Trio is a company incorporated in the Province of Alberta Canada. Trio’s current President is the father of the Company’s sole officer and director. Further, the sole officer, director, and shareholder of Carlin is a business associate of one of the Company’s officers and directors.

In January 2010, an agreement went into effect whereby the Company is paying a company affiliated with one of the Company’s officers and directors for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000 effective July 1, 2011. Total consulting fees charged to operations under this agreement for the year ended October 31, 2012 and 2011 were $180,000 and $124,000, respectively.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•               Disclosing such transactions in reports where required;

•               Disclosing in any and all filings with the SEC, where required;

•               Obtaining disinterested directors consent; and

•               Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Ron Ruskowsky is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, David Gibson is not an independent director because he is also a shareholder of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

Our principal independent accountant is Robison, Hill & Co. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended October 31, 2012	For Fiscal Year Ended October 31, 2011
Audit Fees	$34,203	$28,266

Tax Fees (Paid to Robison, Hill & Co.)	$-	$-

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending October 31, 2012 and 2011.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending October 31, 2012 and 2011.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending October 31, 2012 and 2011.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending October 31, 2012. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

As of October 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
16.01	Auditor Letter from M&K CPAS, PLLC dated September 3, 2010	Filed with the SEC on September 10, 2010 as part of our Current Report on Form 8-K.
16.02	Agreement between the Company and Dragon Resource Holdings Inc. dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith. Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Date : January 29, 2013	By:	/s/ Ron Ruskowsky
	Name:	Ron Ruskowsky
	Title:	Principal Executive officer Principal Accounting officer President, CEO and a director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date : January 29, 2013	By:	/s/ Ron Ruskowsky
	Name:	Ron Ruskowsky
	Title:	Director

Date : January 29, 2013	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbott
	Title:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

