Form 10-Q
period 2013-01-31
Amarok Resources, Inc.
filed 2013-03-22
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

☐ Yes ☑ No

As of January 31, 2013, there were 79,025,760 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F-1

Amarok Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	Janaury 31,	October 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$8,853	$18,824
Prepaid rent	-	1,182
Prepaid services
Security deposit	1,200	1,200
	10,053	21,206

Mining claims	689,710	689,710
Website development, (net accumulated
amortization of $261)	1,239	1,364

Total assets	$701,002	$712,280

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$30,645	$51,935
Accrued compensation - related party,
convertible	175,000	130,000
Other payables - related parties	3,061	3,061
Note payale - unrelated party	26,481	-
	235,187	184,996

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 79,025,760 shares issued and outstanding
at Janaury 31, 2013 and October 31, 2012	79,025	79,025
Additional paid-in capital (deficit)	5,208,966	5,060,889
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,660,386)	(4,450,840)
	465,815	527,284

Total liabilities and stockholders' equity	$701,002	$712,280

The accompanying notes are an integral part of these financial statements.

F-2

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

			From
			February 1, 2010
			through
	For the Three Months Ended		January 31, 2013
	January 31,		(Exploratory
	2013	2012	Stage)

Revenue	$-	$-	$-

Operating expenses
Exploratory costs	-	50,437	3,318,276
Impairment loss	-	-	322,000
Contributed services	-	-	250
Management fees, including stock based
compensation of $148,077, $0, and $148,077	193,077	45,000	577,077
Professional services	7,930	30,325	301,299
Rent	3,477	3,652	42,633
Other general and administrative	3,915	6,573	99,536
Total operating expenses	208,399	135,987	4,661,071

Other income (expense)
Interest income	1	54	1,899
Interest expense	(1,148)	-	(1,214)

Net loss	$(209,546)	$(135,933)	$(4,660,386)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	79,025,760	78,386,360

The accompanying notes are an integral part of these financial statements.

F-3

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			February 1, 2010
			through
	For the Three Months Ended		January 31, 2013
	Janaury 31,		(Exploratory
	2013	2012	Stage)
Cash flows from operating activities:
Net loss	$(209,546)	$(135,933)	$(4,660,386)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization expense - conversion feature on accrued
compensation	148,077	-	148,077
Amortization expense - website development	125	-	261
Impairment loss		-	322,000
Stock based compensation	-	46,676	588,176
Contributed services and rent	-	-	250
Changes in operating assets and liabilities
(Increase) decrease in prepaid rent	1,182	(1,217)	-
(Increase) decrease in prepaid services	-	(9)	60,643
Increase in security deposit	-	-	(1,200)
Increase in accounts payable	(22,257)	(22,790)	18,396
Increase in accrued interest	1,148	-	1,148
Increase (decrease) in accrued compensation - related parties	45,000	(534)	177,657
Net cash used in operating activities	(36,271)	(113,807)	(3,344,978)

Cash flows from investing activities:
Investments in mining properties	-	(25,557)	(120,969)
Website development	-	-	(1,500)
Net cash used in investing activities	-	(25,557)	(122,469)

Cash flows from financing activities:
Proceeds from issuance of common stock			-
net of offering costs	-	-	3,450,000
Proceeds from thrid party loan	26,300	-	26,300
Net cash provided by financing activities	26,300	-	3,476,300

Increase (decrease) in cash	(9,971)	(139,364)	8,853
Cash - beginning of period	18,824	267,995	-

Cash - end of period	$8,853	$128,631	$8,853

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$66
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

On January 15, 2013, the Company granted Santeo Financial Corp ("Santeo") the option to convert 25% of accrued management fees owed to Santeo at a conversion rate of $0.001 per share and the option to convert the remaining 75%
of accrued management fees at a conversion rate of $0.01 per share. The conversion feature was accounted for under
ASC Topic 470-20 and the discount of the beneficial conversion feature of $148,077 was immediately charged to operations pursuant to ASC Topic 470-20-35.

The accompanying notes are an integral part of these financial statements.

F-4

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

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2013 had a combined accumulated deficit of $4,822,176 These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of January 31, 2013 and October 31, 2012. The Company’s financial instruments consist of accounts payables and a short term note payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at January 31, 2013 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 750,000 shares of common stock.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. If the convertible instrument is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock-Based Compensation

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

Reclassification

Certain reclassifications have been made to conform the 2012 amounts to 2013 classifications for comparative purposes.

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011, the Company signed an agreement with Warrior Ventures, Inc. (“Warrior”), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011. Through January 31, 2013, the Company has incurred additional acquisition costs totaling $128,986. The capitalized costs of the McNeil claim as of January 31, 2013 amounted to $689,710.

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

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the “Claims”). The Claims are subject to a 1.5% net smelter return (“NSR”).

Under the terms of the original agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the “earn-in period”). Upon completion of the earn-in period, a joint venture (the “Joint Venture”) is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

On March 23, 2012, the Company and Trio entered into an agreement that modified certain terms of the original agreement (“modified agreement”). During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs. Under the original agreement, $1,500,000 was to be funded during the 2010 budget year, $2,000,000 was to be funded during the 2011 budget year, and $2,000,000 was to be funded during the 2012 budget year. The modified agreement eliminates the annual funding requirements and extends the due date of the $5,500,000 funding to December 31, 2013.

Under the original agreement, the Company was required to pay a minimum annual royalty during the earn-in period to Trio of which $75,000 was paid upon signing of the agreement, $100,000 was paid on April 1, 2011 and $150,000 was to be paid on April 1, 2012. Under the terms of the March 23, 2012 modified agreement, the minimum royalty payments have been incorporated into the $5,500,000 funding requirement and the final $150,000 minimum royalty payment becomes due on April 1, 2013. In consideration for modifying the terms of the original agreement and extending the due date, the Company issued Trio 139,400 shares of its common shares valued at $11,152, which was charged to operations and included in exploratory costs .(See Note 9 - Subsequent Events).

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

In addition, within three months of the assignment, the Company is required to issue Trio 144,240 shares of its common stock. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 72,120 shares of the Company’s common stock. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 72,120 shares of the Company’s common stock. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 72,120 shares of the Company’s common stock. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio valued at $242,323, based upon the trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 139,400 shares of its common stock to Trio valued at $11,152, based upon the trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of one of the Company’s officers and directors.

The sole officer, director, and shareholder of Carlin is a business associate of one of the Company’s officers and directors.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. (“St. Elias”) in which Amarok is given an option to earn a 60% interest, subject to a 1.5% NSR”) royalty, in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias. Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR) in consideration of:

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

Mining properties at January 31, 2013 consist of the following:

Beginning balance – November 1, 2012	$689,710
Acquisition related costs	-
Ending balance – January 31, 2013	$689,710

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

In January 2010, an agreement went into effect whereby the Company is paying Santeo Financial Corp (“Santeo”), a company affiliated with one of the Company’s officers and directors for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000, effective July 1, 2011. Total consulting fees charged to operations under this agreement for the three months ended January 31, 2013 and 2012 were $45,000 and $45,000, respectively. The outstanding balance due the affiliated company at January 31, 2013 for accrued compensation amounted to $175,000.

On January 15, 2013, the Company granted Santeo the option to convert up to 25% of all accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert the remaining 75% of accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.01 per share. At January 31, 2013, the amount of accrued compensation due Santeo was $175,000. Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options”, the accrued compensation was recorded net of a discount that includes the debt’s beneficial conversion feature of $148,077. Since the accrued compensation is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35. The beneficial conversion features were calculated using an effective conversion price ranging from $0.001 to $0.01 per share and a trading price of $0.02 per share. For the three months ended January 31, 2013, discounts amounting to $148,077 were charged to operations and included in management fees on the statement of operations.

NOTE 5 – NOTE PAYABLE – UNRELATED PARTY

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party of which $26,300 was received in January 2013 and $20,000 was received in February 2013. The loans are evidenced by an unsecured promissory note. The principal and interest of $2,500 is fully due and payable on July 1, 2013. If the outstanding balance and accrued interest are not paid on July 1, 2013, then the note and accrued interest will be assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest balance fully due and payable on July 1, 2014. Accrued interest charged to operations for the three months ended January 31, 2013 and 2012 amounted to $181 and $0, respectively. The outstanding balance due at January 31, 2013 including accrued interest was $26,481.

NOTE 6 – STOCKHOLDERS’ EQUITY

For the three months ended January 31, 2013 and 2012

The Company did not enter into any equity transactions during the three months ended January 31, 2013 or during the three months ended January 31, 2012.

Warrants

The following is a schedule of warrants outstanding as of January 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2012	3,000,000	$0.75	0.98 Years

Warrants granted	--	--	--
Warrants exercised	--	--	--
Warrants expired	--	--	--

Balance, January 31, 2013	3,000,000	$0.75	0.73 Years

At January 31, 2013, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of January 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2012	750,000	$0.58	0.65 Years

Warrants granted	--	--
Warrants exercised	--	--
Warrants expired	--	--

Balance, January 31, 2013	750,000	$0.58	0.40 Years

At January 31, 2013, the entire 750,000 options were fully vested.

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

As of January 31, 2013, the Company had estimated federal net operating loss carry forwards totaling approximately $3,550,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2033. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At January 31, 2013, the Company’s gross deferred tax asset totaled $1,200,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the three months ended January 31, 2013 or for the three months ended January 31, 2012.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended January 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

NOTE 8 - SUBSEQUENT EVENTS

On February 13, 2013, the Company entered into an agreement with Trio Gold Corp to modify the terms of the final minimum royalty payment of $150,000, which is due on April 1, 2013 (See Note 3). In exchange for paying $15,000 upon the signing of the agreement and $5,000 on August 1, 2013, the due date of the remaining $130,000 is extended to October 1, 2013, with the date when the full $5,500,000 must be spent on the Rodeo Claims is extended to December 31, 2014.

[END NOTES TO FINANCIALS]

F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. If the convertible instrument is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35.

RESULTS OF OPERATIONS

For the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.

Revenues

The Company did not generate any revenues during the three months ended January 31, 2013, or for the three months ended January 31, 2012.

Operating Expenses and Net Loss

For the three months ended January 31, 2013, operating expenses were $208,399 compared to $135,987 for the three months ended January 31, 2012. Operating expenses were primarily associated with management fees, professional services, rent and other general and administrative expenses. For the three months ended January 31, 2013, exploratory costs were $0 compared to $50,437 for the three months ended January 31, 2012. For the three months ended January 31, 2013, management fees were $193,077 compared to $45,000 for the three months ended January 31, 2012. Included in the $193,077 was $148,077 of amortization expense on the discount recorded on the beneficial conversion feature relating to the conversion option granted to Santeo Financial Corp. as discussed above. For the three months ended January 31, 2013, expenses for professional services were $7,930 compared to $30,325 for the three months ended January 31, 2012. For the three months ended January 31, 2013, expenses for rent were $3,477 compared to $3,652 for the three months ended January 31, 2012. Other general and administrative costs for the three months ended January 31, 2013, of $3,915 includes investor relations costs of $2,178, office expense of $121, stock transfer agent expense of $600 telephone of $113 and storage of $903. Other general and administrative costs for the three months ended January 31, 2012, of $6,573 includes travel of $3,148, investor relations costs of $2,350, office expense of $110, telephone of $185, and storage of $780.

Amarok has incurred significant expenses since inception, mostly as the result of capital expenditures for exploration costs, development of technology, salaries for management and personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $1,148 for the three months ended January 31, 2013 compared to $0 in interest expense for the three months ended January 31, 2012. Interest expense is mainly related to certain outstanding accounts payable.

Liquidity and Capital Resources

During the three months ended January 31, 2013, net cash used in operating activities totaled $(36,271). Net cash used in investing activities totaled $NIL. Net cash provided by financing activities totaled $26,300 during the three month period. The Company’s cash balances during the three months ended January 31, 2013 were $8,853.

The Company had cash and cash equivalents of $8,853 as of January 31, 2013, as compared to $18,824 as of October 31, 2012.  The Company has $1,200 in security deposits as of January 31, 2013, and $1,200 in security deposits as of October 31, 2012. Current assets during the three months ended January 31, 2013, decreased by $11,153 (current assets of $10,053 at January 31, 2013, compared to $21,206 as of October 31, 2012).

As of January 31, 2013, the Company had $235,187 in total current liabilities as compared to $184,996 in total current liabilities at October 31, 2012, an increase of $50,191.

The Company had no long-term liabilities at January 31, 2013, or at October 31, 2012; therefore the Company had total liabilities of $235,187 at January 31, 2013 and $184,996 at October 31, 2012.

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

Management believes that the Company’s cash balances at January 31, 2013, are sufficient to fund its current operations for the next three months. Management is continuing to seek additional financing in order to obtain the capital required to continue funding operations however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2013.

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

Not Applicable

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

ITEM 6. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
16.01	Auditor Letter from M&K CPAS, PLLC dated September, 3, 2010	Filed with the SEC on September 10, 2010 as part of our Current Report on Form 8-K.
16.02	Agreement between the Company and Dragon Resource Holdings Inc. dated November, 9 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Date: March 22, 2013	By:	/s/ Ron Ruskowsky
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

