Form 10-Q
period 2013-04-30
Amarok Resources, Inc.
filed 2013-06-18
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). 0Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of April 30, 2013, there were 79,025,760 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Balance Sheet as of Six Months Ended April 30, 2013 and Audited Condensed Balance Sheet as of October 31, 2012	F-2
Unaudited Condensed Statement of Operations for the Three and Six Months Ended April 30, 2013 and 2012	F-3
Unaudited Condensed Statement of Cash Flows for the Six Months Ended April 30, 2013 and 2012	F-4
Notes to Condensed Financial Statements Unaudited	F-5

F-1

Amarok Resources, Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	(Unaudited)
	April 30,	October 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$1,340	$18,824
Prepaid rent	-	1,182
Security deposit	1,200	1,200
	2,540	21,206

Mining claims	689,710	689,710
Website development, (net accumulated
amortization of $386 and $135)	1,114	1,364

Total assets	$693,364	$712,280

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$42,869	$51,935
Accrued compensation - related party,
convertible	175,000
Other payables - related parties	49,422	133,061
Note payable - unrelated party	47,679	-
	314,970	184,996

Stockholders' equity
Common stock, 175,000,000 shares authorized, $0.001
par value, 79,025,760 shares issued and outstanding
at April 30, 2013 and October 31, 2012	79,025	79,025
Additional paid-in capital (deficit)	5,208,966	5,060,889
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,747,807)	(4,450,840)
	378,394	527,284

Total liabilities and stockholders' equity	$693,364	$712,280

The accompanying notes are an integral part of these financial statements.

F – 2

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From
					February 1, 2010
					through
	For the Three Months Ended		For the Six Months Ended		April 30, 2013
	April 30,		April 30,		(Exploratory
	2013	2012	2013	2012	Stage)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Exploratory costs	20,000	65,119	20,000	115,556	3,338,276
Impairment loss	-		-		322,000
Contributed services	-		-		250
Management fees, including stock based
compensation of $0, $0, $148,077,
$0, and $148,077	45,000	45,000	238,077	90,000	622,077
Professional services	12,803	17,597	20,733	47,922	314,102
Rent	3,546	3,666	7,023	7,318	46,179
Other general and administrative	4,873	8,906	8,788	15,479	104,409
Total operating expenses	86,222	140,288	294,621	276,275	4,747,293

Other income (expense)
Interest income	-	13	1	67	1,899
Interest expense	(1,199)	-	(2,347)	-	(2,413)

Net loss	$(87,421)	$(140,275)	$(296,967)	$(276,208)	$(4,747,807)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	79,025,760	78,795,218	79,025,760	78,588,542

The accompanying notes are an integral part of these financial statements.

F – 3

Amarok Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			February 1, 2010
			through
	For the Six Months Ended		April 30, 2013
	April 30,		(Exploratory
	2013	2012	Stage)
Cash flows from operating activities:
Net loss	$(296,967)	$(276,208)	$(4,747,807)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization expense - conversion feature on accrued
compensation	148,077	-	148,077
Amortization expense - website development	250	-	386
Impairment loss	-	-	322,000
Stock based compensation	-	111,795	588,176
Contributed services and rent	-		250
Changes in operating assets and liabilities
Increase (decrease) in prepaid rent	1,182	(1,182)	-
Increase (decrease) in prepaid services	-	(1,513)	60,643
Increase in security deposit	-	-	(1,200)
Increase in accounts payable	(9,066)	(20,447)	31,586
Increase in accrued interest	1,379	-	1,379
Increase (decrease) in accrued compensation - related parties	91,361	27,668	224,018
Net cash used in operating activities	(63,784)	(159,887)	(3,372,492)

Cash flows from investing activities:
Investments in mining properties	-	(33,589)	(120,968)
Website development	-	-	(1,500)
Net cash used in investing activities	-	(33,589)	(122,468)

Cash flows from financing activities:
Proceeds from issuance of common stock
net of offering costs	-	-	3,450,000
Proceeds from third party loan	46,300	-	46,300
Net cash provided by financing activities	46,300	-	3,496,300

Increase (decrease) in cash	(17,484)	(193,476)	1,340
Cash - beginning of period	18,824	267,995	-

Cash - end of period	$1,340	$74,519	$1,340

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$66
Income taxes paid	$-	$-	$-

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2013 had a combined accumulated deficit of $4,909,597. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of April 30, 2013 and October 31, 2012. The Company’s financial instruments consist of accounts payables and a short term note payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at April 30, 2013 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 500,000 shares of common stock.

Convertible Debt Instruments

If the conversion feature of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. If the convertible instrument is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35.

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

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. (“Warrior”), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011. Through April 30, , 2013, the Company has incurred additional acquisition costs totaling $128,986. The capitalized costs of the McNeil claim as of April 30, 2013 amounted to $689,710.

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

In addition, within three months of the assignment, the Company is required to issue Trio 144,240 shares of its common stock. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 72,120 shares of the Company’s common stock. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 72,120 shares of the Company’s common stock. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 72,120 shares of the Company’s common stock All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 144,240 shares of its common stock to Trio valued at $242,323, based upon the trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 72,120 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 139,400 shares of its common stock to Trio valued at $11,152, based upon the trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

On February 13, 2013, the Company entered into an agreement with Trio Gold Corp to modify the terms of the above indicated final minimum royalty payment of $150,000, which was due on April 1, 2013. In exchange for paying $15,000 upon the signing of the agreement and $5,000 on August 1, 2013, the due date of the remaining $130,000 is extended to October 1, 2013, with the date when the full $5,500,000 must be spent on the Rodeo Claims is extended to December 31, 2014. Of the $20,000 that is due, $15,000 was paid on February 20, 2013 and $5,000 was paid on March 15, 2013. The $20,000 was charged to exploratory costs.

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of one of the Company’s officers and directors.

The sole officer, director, and shareholder of Carlin is a business associate of one of the Company’s officers and directors

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

Mining properties at April 30, 2013consist of the following:

  Beginning balance –  November 1, 2012     $  689,710

  Acquisition related costs                                  ___--

Ending balance –       April 30, 2013              $  689,710

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

In January 2010, an agreement went into effect whereby the Company is paying Santeo Financial Corp (“Santeo”), a company affiliated with one of the Company’s officers and directors for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000, effective July 1, 2011. Total consulting fees charged to operations under this agreement for the three months ended April 30, 2013 and 2012 were $45,000 and $45,000, respectively. Total consulting fees charged to operations under this agreement for the six months ended April 30, 2013 and 2012 were $90,000 and $90,000, respectively.

On January 15, 2013, the Company granted Santeo the option to convert up to 25% of all accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert the remaining 75% of accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.01 per share. At January 15, 2013, the amount of accrued compensation due Santeo was $175,000. Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the accrued compensation was recorded net of a discount that includes the debt’s beneficial conversion feature of $148,077. Since the accrued compensation is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35. The beneficial conversion features were calculated using trading prices ranging from $0.001 to $0.01 per share and an effective conversion price of $0.02 per share. For the three months ended January 31, 2013, discounts amounting to $148,077 were charged to operations and included in management fees on the statement of operations.

Total consulting fees charged to operations for the three months ended April 30, 2013 and 2012 were $45,000 and $45,000, respectively. Total consulting fees charged to operations for the six months ended April 30, 2013 and 2012 were $238,077 (including stock based compensation of $148,077) and $90,000, respectively. Accrued compensation due Santeo at April 30, 2013 amounted to $220,000, of which $175,000 is reflected on the accompanying balance sheet and is included in accrued compensation – related party, convertible. The remaining $45,000 due is reflected on the accompanying balance sheet and is included in other payables – related party.

NOTE 5 – NOTE PAYABLE – UNRELATED PARTY

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party of which $26,300 was received in January 2013 and $20,000 was received in February 2013. The loans are evidenced by an unsecured promissory note. The $46,300 and interest of $2,500 is fully due and payable on July 1, 2013. If the outstanding balance and accrued interest are not paid on July 1, 2013, then the note and accrued interest will be assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest balance fully due and payable on July 1, 2014. Accrued interest charged to operations for the three months ended April 30, 2013 and 2012 amounted to $1,199 and $0, respectively. Accrued interest charged to operations for the six months ended April 30, 2013 and 2012 amounted to $1,379 and $0, respectively. The outstanding balance due at April 30, 2013 including accrued interest was $47,679.

NOTE 6 – STOCKHOLDERS’ EQUITY

For the six months ended April 30, 2013 and 2012

The Company did not enter into any equity transactions during the six months ended April 30, 2013.

In February 2012, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement it has with David Gibson, director of exploration. The shares were valued at $40,000.

As discussed in Note 3, the Company issued 139,400 shares of its common stock to Trio Gold Corp pursuant to the amended exploratory agreement. The shares were valued at $11,152.

Warrants

The following is a schedule of warrants outstanding as of April 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2012	3,000,000	$0.75	0.98 Years

Warrants granted	--	--	--
Warrants exercised	--	--	--
Warrants expired	--	--	--

Balance, April 30, 2013	3,000,000	$0.75	0.49 Years

At April 30, 2013, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of April 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2012	750,000	$0.58	0.65 Years

Warrants granted	--	--
Warrants exercised	--	--
Warrants expired	(250,000)	$(0.25)

Balance, April 30, 2013	500,000	$0.75	0.32 Years

At April 30, 2013, the entire 500, 000 options were fully vested.

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

As of April 30, 2013, the Company had estimated federal net operating loss carry forwards totaling approximately $3,700,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2033. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At April 30, 2013, the Company’s gross deferred tax asset totaled $1,270,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the six months ended April 30, 2013 or for the six months ended April 30, 2012.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the six months ended April 30, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2013, as compared to the three months ended April 30, 2012.

Revenues

The Company did not generate any revenues during the three months ended April 30, 2013, or for the three months ended April 30, 2012.

Operating Expenses and Net Loss

For the three months ended April 30, 2013, operating expenses were $86,222 compared to $140,288 for the three months ended April 30, 2012. Operating expenses were primarily associated with management fees, professional services, rent and other general and administrative expenses. For the three months ended April 30, 2013, exploratory costs were $20,000 compared to $65,119 for the three months ended April 30, 2012. For the three months ended April 30, 2013, management fees were $45,000 compared to $45,000 for the three months ended April 30, 2012. For the three months ended April 30, 2013, expenses for professional services were $12,803 compared to $17,597 for the three months ended April 30, 2012. For the three months ended April 30, 2013, expenses for rent were $3,546 compared to $3,666 for the three months ended April 30, 2012. For the three months ended April 30, 2013, other general and administrative costs were $4,873 compared to $8,906 for the three months ended April 30, 2012.

Amarok has incurred significant expenses since inception, mostly as the result of capital expenditures for exploration costs, development of technology, salaries for management and personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $1,199 for the three months ended April 30, 2013 compared to $0 in interest expense for the three months ended April 30, 2012. Interest expense is mainly related to certain outstanding accounts payable.

For the six months ended April 30, 2013, as compared to the six months ended April 30, 2012.

Revenues

The Company did not generate any revenues during the six months ended April 30, 2013, or for the six months ended April 30, 2012.

Operating Expenses and Net Loss

For the six months ended April 30, 2013, operating expenses were $294,621 compared to $276,275 for the six months ended April 30, 2012. Operating expenses were primarily associated with management fees, professional services, rent and other general and administrative expenses. For the six months ended April 30, 2013, exploratory costs were $20,000 compared to $115,556 for the six months ended April 30, 2012. For the six months ended April 30, 2013, management fees were $238,077 compared to $90,000 for the six months ended April 30, 2012. For the six months ended April 30, 2013, expenses for professional services were $20,733 compared to $47,922 for the six months ended April 30, 2012. For the six months ended April 30, 2013, expenses for rent were $7,023 compared to $7,318 for the six months ended April 30, 2012. For the six months ended April 30, 2013, other general and administrative costs were $8,788 compared to $15,479 for the six months ended April 30, 2012.

Amarok has incurred significant expenses since inception, mostly as the result of capital expenditures for exploration costs, development of technology, salaries for management and personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $2,347 for the six months ended April 30, 2013 compared to $0 in interest expense for the six months ended April 30, 2012. Interest expense is mainly related to certain outstanding accounts payable.

Liquidity and Capital Resources

During the six months ended April 30, 2013, net cash used in operating activities totaled $63,784. Net cash used in investing activities totaled $NIL. Net cash provided by financing activities totaled $46,300 during the six-month period. The Company’s cash balances during the six months ended April 30, 2013 were $1,340.

The Company had cash and cash equivalents of $1,340 as of April 30, 2013, as compared to $18,824 as of October 31, 2012.  The Company has $1,200 in security deposits as of April 30, 2013, and $1,200 in security deposits as of October 31, 2012. Current assets during the six months ended April 30, 2013, decreased by $18,666 (current assets of $2,540 at April 30, 2013, compared to $21,206 as of October 31, 2012).

As of April 30, 2013, the Company had $314,970 in total current liabilities as compared to $184,996 in total current liabilities at October 31, 2012, an increase of $129,974.

The Company had no long-term liabilities at April 30, 2013, or at October 31, 2012; therefore the Company had total liabilities of $314,970 at April 30, 2013 and $184,996 at October 31, 2012.

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

Management believes that the Company’s cash balances at April 30, 2013, are sufficient to fund its current operations for the next three months. Management is continuing to seek additional financing in order to obtain the capital required to continue funding operations however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2013.

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

4.           We have not and do not intend to pay any cash dividends on our Common Shares, and consequently our stockholders will not be able to receive a return on their shares unless they sell them.

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

Date: June 18, 2013
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