Form 10-Q
period 2013-07-31
Amarok Resources, Inc.
filed 2013-09-16
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-156594

AMAROK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0599925
(State of incorporation)	(I.R.S. Employer Identification No.)

30021 Tomas Street, Suite 300

Rancho Santa Margarita, CA 92688

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of July 31, 2013, there were 79,025,760 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F-1

Amarok Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
	July 31, 2013	October 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,215	$18,824
Prepaid rent	--	1,182
Prepaid services	--	--
Security deposit	1,200	1,200
Total Current Assets	2,415	21,206
Mining claims	689,710	689,710
Website development, (net accumulated amortization of $511 and $136)	989	1,364
Total Assets	693,114	712,280
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	60,825	51,935
Accrued compensation- related party, convertible	175,000	--
Other payables- related parties	94,422	133,061
Note payable- unrelated party	51,642	--
Total Current Liabilities	381,889	184,996
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 175,000,000 shares authorized, $0.001 par value, 79,025,760 shares issued and outstanding at July 31, 2013 and October 31, 2012	79,025	79,025
Additional Paid in capital (deficit)	5,208,966	5,060,889
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,814,976)	(4,450,840)
Total Stockholders' Equity (Deficit)	311,225	527,284
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$693,114	$712,280

The accompanying notes are an integral part of these financial statements.

F – 2

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From February 1, 2010 through
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

Revenue	$--	$--	$--	$--	$--
Operating expenses
Exploratory costs	--	6,037	20,000	121,592	3,338,276
Impairment loss	--	--	--	--	322,000
Contributed services	--	--	--	--	250
Management fees, including stock based compensation of $0, $0, $148,077, $0 and $148,077	45,000	45,000	283,077	135,000	667,077
Professional services	14,667	16,950	35,399	64,873	328,769
Rent	3,546	3,641	10,570	10,959	49,726
Other general and administrative	2,127	4,811	10,915	20,289	106,536
Total operating expenses	65,340	76,439	359,961	352,713	4,812,634
Other income (expense)
Interest income	--	11	2	78	1,899
Interest expense	(1,829)	--	(4,177)	--	(4,241)
Net loss	(67,169)	(76,428)	(364,136)	(352,635)	(4,814,976)
Net loss per common share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	79,025,760	79,025,760	79,025,760	78,669,207

The accompanying notes are an integral part of these financial statements.

F– 3

Amarok Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,	Nine Months Ended July 31,	From February 1, 2010 through July 31,
	2013	2012	2013 (Exploratory Stage)
Cash flows from operating activities:
Net loss	$(364,136)	$(352,635)	$(4,814,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense- conversion feature on accrued compensation	148,077	--	148,077
Amortization expense- website development	375	--	511
Impairment loss	--	--	322,000
Stock based compensation	--	111,795	588,176
Contributed services and rent	--	--	250
Changes in operating assets and liabilities:
Increase (decrease) in prepaid rent	1,182	(1,182)	--
Increase (decrease) in prepaid services	--	(1,516)	60,643
Increase in security deposit	--	--	(1,200)
Increase in accounts payable	8,524	(15,447)	49,177
Increase in accrued interest	3,208	--	3,208
Increase (decrease) in accrued compensation- related parties	136,361	62,668	269,018
Net cash used in operating activities	(66,409)	(196,317)	(3,375,116)
Cash flows from investing activities:
Investments in mining properties	--	(33,588)	(120,969)
Website development	--	(1,500)	(1,500)
Net cash used in investing activities	--	(35,088)	(122,469)
Cash flows from financing activities:
Proceeds from issuance of common stock net of offering costs	--	--	3,450,000
Proceeds from third party loan	48,800	--	48,800
Net cash provided by financing activities	48,800	--	3,498,800
Increase decrease in Cash	(17,609)	(231,405)	1,215
Cash- beginning of period	18,824	267,995	--
Cash- end of period	$1,215	$36,590	$1,215
Supplemental disclosure of cash flow information:
Interest paid	$--	$--	$66
Income taxes paid	$--	$--	$--
Non- cash investing and financing activities:
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

Going Concern

The Company has incurred net losses since inception, and as of July 31, 2013 had a combined accumulated deficit of $4,976,766. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of July 31, 2013 and October 31, 2012. The Company’s financial instruments consist of accounts payables and a short term note payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at July 31, 2013 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 500,000 shares of common stock.

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

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. (“Warrior”), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 1,400,000 shares of the Company’s restricted common stock along with an option to purchase 1,400,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 1,400,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 1,400,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011. Through July 31, 2013, the Company has incurred additional acquisition costs totaling $128,986. The capitalized costs of the McNeil claim as of July 31, 2013 amounted to $689,710.

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

Mining properties at July 31, 2013 consist of the following:

Beginning balance – November 1, 2012	$689,710
Acquisition related costs	-
Ending balance – July 31, 2013	$689,710

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

On January 15, 2013, the Company granted Santeo the option to convert up to 25% of all accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert the remaining 75% of accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.01 per share. At January 15, 2013, the amount of accrued compensation due Santeo was $175,000. Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the accrued compensation was recorded net of a discount that includes the debt’s beneficial conversion feature of $148,077. Since the accrued compensation is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35. The beneficial conversion features were calculated using trading prices ranging from $0.001 to $0.01 per share and an effective conversion price of $0.02 per share. For the three months ended January 31, 2013, discounts amounting to $148,077 were charged to operations and included in management fees on the statement of operations.

Total consulting fees charged to operations for the three months ended July 31, 2013 and 2012 were $45,000 and $45,000, respectively. Total consulting fees charged to operations for the nine months ended July 31, 2013 and 2012 were $283,077 (including stock based compensation of $148,077) and $135,000, respectively. Accrued compensation due Santeo at July 31, 2013 amounted to $265,000, of which $175,000 is reflected on the accompanying balance sheet and is included in accrued compensation – related party, convertible. The remaining $90,000 due is reflected on the accompanying balance sheet and is included in other payables – related party.

NOTE 5 – NOTE PAYABLE – UNRELATED PARTY

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party of which $26,300 was received in January 2013 and $20,000 was received in February 2013. The loans are evidenced by an unsecured promissory note. The $46,300 and interest of $2,500 was fully due and payable on July 1, 2013. As the outstanding principal and accrued interest were not paid on July 1, 2013, the principal and accrued interest is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest balance fully due and payable on July 1, 2014. In addition, the unrelated third party advanced an additional $2,500 on June 21, 2013. The $2,500 is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. Accrued interest charged to operations for the three months ended July 31, 2013 and 2012 amounted to $1,463 and $0, respectively. Accrued interest charged to operations for the nine months ended July 31, 2013 and 2012 amounted to $2,842 and $0, respectively. The outstanding balance due at July 31, 2013 including accrued interest was $51,642.

NOTE 6 – STOCKHOLDERS’ EQUITY

For the nine months ended July 31, 2013 and 2012

As discussed in Note 4, the Company recorded a debt discount related to the beneficial conversion feature from an option to convert debt to stock. This debt discount of $148,077 was recorded to expense and additional paid-in capital.

In February 2012, the Company issued 500,000 shares of its common stock pursuant to the terms of the agreement it has with David Gibson, director of exploration. The shares were valued at $40,000.

As discussed in Note 3, the Company issued 139,400 shares of its common stock to Trio Gold Corp pursuant to the amended exploratory agreement. The shares were valued at $11,152.

Warrants

The following is a schedule of warrants outstanding as of July 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, October 31, 2012	3,000,000	$0.75	0.98 Years
Warrants granted	—	—	—
Warrants exercised	—	—	—
Warrants expired	—	—	—
Balance, July 31, 2013	3,000,000	$0.75	0.23 Years

At July 31, 2013, the entire 3,000,000 warrants were fully vested.

Options

The following is a schedule of options outstanding as of July 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, October 31, 2012	750,000	$0.58	0.65 Years
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	(250,000)	$(0.25)
Balance, July 31, 2013	500,000	$0.75	0.07 Years

At July 31, 2013, the entire 500,000 options were fully vested.

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

As of July 31, 2013, the Company had estimated federal net operating loss carry forwards totaling approximately $3,700,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2033. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At July 31, 2013, the Company’s gross deferred tax asset totaled $1,260,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the nine months ended July 31, 2013 or for the nine months ended July 31, 2012.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine months ended July 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

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

Business Overview and Corporate History

Amarok Resources, Inc. (“Amarok” or the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation. The Company’s principal activity is the acquisition, exploration and development of mineral properties on an international scale for future commercial development and production. The Company focuses on projects with Gold, Silver and base metal potential.

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

RESULTS OF OPERATIONS

For the three and nine months ended July 31, 2013, as compared to the three and nine months ended July 31, 2012.

Revenues

The Company did not generate any revenues during the three and nine month period ended July 31, 2013 or for the three and nine months ended July 31, 2012.

Operating Expenses and Net Loss

For the three months ended July 31, 2013, operating expenses were $65,340 as compared to $76,439 for the three months ended July 31, 2012. Operating expenses were primarily associated with management fees, professional services, rent and other general and administrative expenses. For the three months ended July 31, 2013, exploratory costs were $NIL compared to $6,037 for the three months ended July 31, 2012. For the three months ended July 31, 2013, management fees were $45,000 compared to $45,000 for the three months ended July 31, 2012.

For the nine months ended July 31, 2013, expenses for professional services were $35,399 compared to $64,873 for the nine months ended July 31, 2012. For the nine months ended July 31, 2013, expenses for rent were $10,570 compared to $10,959 for the nine months ended July 31, 2012. Other general and administrative costs for the nine months ended July 31, 2013 were $10,915, as compared to $20,289 for the nine months ended July 31, 2012.

Amarok has incurred significant expenses since inception, mostly as the result of capital expenditures for exploration costs, development of technology, salaries for management and personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $(1,829) for the three months ended July 31, 2013 compared to $NIL in interest expense for the three months ended July 31, 2012. Interest expense is mainly related to certain outstanding accounts payable. Interest expense for the nine months ended July 31, 2013 was $(4,177) as compared to $NIL for the same period ended in 2012.

Liquidity and Capital Resources

During the three months ended July 31, 2013, net cash used in operating activities totaled $(66,409), Net cash used in investing activities totaled $NIL, and Net cash provided by financing activities totaled $48,800 during the three month period.

The Company had cash and cash equivalents of $1,215 as of July 31, 2013, as compared to $18,824 as of October 31, 2012.  The Company had $1,200 in security deposits as of July 31, 2013, and $1,200 in security deposits as of October 31, 2012. Current assets during the three months ended July 31, 2013, decreased by $(18,791) (current assets of $2,415 at July 31, 2013, compared to $21,206 as of October 31, 2012).

As of July 31, 2013, the Company had $381,889 in total current liabilities as compared to $184,996 in total current liabilities at October 31, 2012, which equates to an increase of $196,893 .

The Company had no long-term liabilities at July 31, 2013, or at October 31, 2012; therefore the Company had total liabilities of $381,889 at January 31, 2013 and $184,996 at October 31, 2012.

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

Management does not believe  that the Company’s cash balances at July 31, 2013, are sufficient to fund its current operations for the next three months. Management is continuing to seek additional financing in order to obtain the capital required to continue funding operations however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2013.

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

ITEM 6. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1, incorporated by reference herein.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1, incorporated by reference herein.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q, incorporated by reference herein.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
16.01	Auditor Letter from M&K CPAS, PLLC dated September 3, 2010	Filed with the SEC on September 10, 2010 as part of our Current Report on Form 8-K.
16.02	Agreement between the Company and Dragon Resource Holdings Inc. dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith. Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Date: September 16, 2013	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Principal Executive Officer, Principal Accounting Officer, President, CEO, and a Director

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