Form 10-K
period 2013-10-31
3DX Industries, Inc.
filed 2014-02-13
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

3DX Industries, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	333-156594	46-4485465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6920 Salashan Parkway, Suite D-101 Ferndale, WA 98248 (Address of principal executive offices)
360-244-4339
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $789,404.50, based upon the restated price ($0.50) at which the common stock was last sold as of April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of February 13, 2014, there were 31,581,409 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference:  None

3DX INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “DDDX”, “we”, “us” and “our” are references to 3DX Industries, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

ITEM 1.	BUSINESS

Corporate Background

3DX Industries, Inc. (the “Company”) was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation. The Company’s principal activity is manufacturing and is located near Bellingham WA, USA. The Company manufactures consumer and corporate products using an additive manufacturing method through 3D Metal printing technology and conventional precision manufacturing processes.

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

On November 18, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada.  As a result of the Amendment, the Company (1) has changed its name with the State of Nevada from Amarok Resources, Inc. to 3DX Industries, Inc. and (2) increased its authorized capital to 185,000,000 shares, consisting of 175,000,000 shares of Common Stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company’s name change was declared effective by FINRA on November 22, 2013. Additionally, the Company changed its symbol from “AMOK” to “DDDX;” the symbol change was declared effective by FINRA on December 23, 2013. In addition, the Company’s Board of Directors authorized a 50:1 reverse stock split. All references to shares outstanding in this filing have been restated to reflect the indicated reverse stock split.

Business Summary

3DX Industries, Inc. is a public company trading on the OTCQB market under the symbol DDDX. The Company was previously traded under the symbol “AMOK” and is engaged in the acquisition, exploration and development of mineral properties on an international scale for future commercial development and production. The Company focused primarily on projects with Gold, Silver and base metal potential. Due to a downturn in the resource and exploration sector, the Company decided that a new business focus would be beneficial and changed its name to 3DX Industries, Inc., effective November 22, 2013. 3DX Industries, Inc.’s new business focus is in the manufacturing sector through precision machining and additive manufacturing including 3D Metal printing. On December 18, 2013, the Company entered into an Equipment Purchase Agreement with Roger Janssen pursuant to which the Company purchased certain assets of Key Manufacturing (Key), a precision manufacturing company with over 30 years in the industry.

The Company’s manufacturing services include additive manufacturing through its 3D Metal Printing and Composite Printing Systems, and more traditional manufacturing methods using CNC precision machining processes. 3DX uses the M-Flex 3D Metal Printing System from the ExOne Company. The 3D Metal printing process materializes an object—or mold for an object—layer by layer out of powdered material, a chemical binder and a digital file. The process of metal printing allows for the creation, or materialization of Complex internal geometries, undercuts, angled passages and multi-piece assemblies with accuracy and less waste/environmental impact. The M-Flex 3D Printing System is highly accurate and capable of printing complex geometric parts.

The Company uses a Z-Corp Composite printing system for its composite parts and for some initial pro-type work to give clients the look and feel of the finished part or object prior to final production. 3DX also has a fully operational CNC machine shop in house consisting of thirteen various CNC machining centers including two fanuc robo-drills and numerous additional support equipment. Having a precision machining center under the same roof as our additive manufacturing systems allows for the complete one stop shop advantage we offer to our customers. 3DX will continually seek to expand the range of size and geometric complexity of the parts we can make using these processes The Company will continue to expand the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply using the latest technology in order to better serve our client base.

We have the ability to serve product developers worldwide who bring new ideas to market in the form of products, both industrial and consumer, containing one or more custom parts and components. Many of these product developers use 3D CAD software to create digital models representing their custom part designs that are then used to create physical parts for prototyping, functional testing, market evaluation and/or production. Custom prototype parts play a critical role in the product development process, as they provide product developers with the ability to confirm their intended performance requirements and explore design alternatives.

Additive manufacturing processes such as 3D Metal Printing and 3D Composite Printing can be used to quickly and efficiently produce a physical representation of a part or product. As technology in this area continues to evolve these parts are becoming more accurate and in many instances are able to meet the product developers’ requirements for dimensional accuracy, cosmetics and material properties. There are instances where the use of more traditional manufacturing processes is required such as CNC Precision machining, in order to finalize the proto-type or production part. As a supplement to additive manufacturing, our CNC machining facility can be used to produce extreme precision, high-quality custom parts in metal or plastic. Initial functional testing, market evaluation and production run tests are typically manufactured using our 3D Composite Printing System. With the advancement of technology in the additive manufacturing arena, 3D Metal Printing and Composite Printing can yield a part with the look, feel and performance of the finished product.

The ability to meet our clients’ needs both in the additive manufacturing sector and in the traditional precision machining arena will make 3DX Industries a leader in the manufacturing market. Having both processes in house is a significant time and cost saving advantage for 3DX’s clients and will allow 3DX to integrate seamlessly into the metal printing market. 3DX is in a position to provide 3D Metal Printing, 3D Composite Printing, Precision Tooling, 3D Rapid Proto-Typing, CNC Milling, Large Capacity Milling and Injection Mold Tooling.

Competition

We compete in a marketplace that is still primarily using conventional methods of product-making and prototype development and the market is currently limited to major manufacturing corporations mainly for in house product development. Our Company focus is on the design and manufacture of corporate and consumer products using both 3D metal printing technology and conventional precision machining. This is a massive market covering a range of industries from aviation, automotive, military and medical to consumer products, such as Jewelry and Fashion, as well as technology proto-type products and equipment. Using 3D metal printing technology, 3DX will have the capability to provide products and services to anyone requiring a manufactured part.

We believe that we have competitive strengths that position us favorably and will enable us to become a leader in our markets. We also believe that currently there are few “job shop” type manufacturers such as 3DX, capable of offering precision machining services, 3D Metal printing and 3D Composite printing. Having all of these manufacturing process’s under one roof, and the expertise to integrate these process’s we believe is an advantage to our customers and sets us apart from many of our competitors. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on our market. These companies could more directly compete with us, along with our existing competitors, and both could also launch new products and services that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Industry Trends

3D Metal Printing is quickly becoming known throughout the manufacturing industry as “cutting edge” as 3D printers can manufacture everything from toys to automotive parts. Not to be confused with 3D Plastic Printing, which has been around for some time, 3D Metal printing is a new and innovative method that will change the way products are currently manufactured.

Manufacturing can be described as either additive or subtractive. Subtractive manufacturing, which includes milling and lathing, is comparable to sculpting wherein a manufacturer starts with a block of metal which is chipped and shaved away until a statue or engine part emerges. In comparison, additive manufacturing is conducted through the successive layering of materials which come together in order to make one metal piece. Additive manufacturing is a more efficient process that can be used to create designs that cannot be made using traditional techniques. Although these techniques are in the process of change, much of manufacturing today still falls in the subtractive category.

Government Regulation

We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally.

These include, but are not limited to:

•	Regulations promulgated by federal and state environmental and health agencies;
•	The federal Occupational Safety and Health Administration;
•	The U.S. Foreign Corrupt Practices Act;
•	Laws pertaining to the hiring, treatment, safety and discharge of employees;

Environmental Matters

Compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material impact on capital expenditures, earnings or the competitive position of the Company. We are not the subject of any legal or administrative proceeding relating to the environmental laws of the United States. We have not received any notices of any violations of any such environmental laws

WHERE YOU CAN GET ADDITIONAL INFORMATION

More information about the Company can be found on the Company’s website at www.3dxindustries.com. Additionally, we file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1 A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 6920 Salashan Pkwy Suite D101, Ferndale, WA 98248. Our telephone number is 360-244-4339. The space is approximately 8,588 square feet. We currently rent this space for approximately $4,502.00 per month as of January 1, 2014. The lease terminates on February 29, 2016. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

Rodeo Creek Project, Nevada

On March 23, 2012, the Company and Trio entered into an agreement that modified certain terms of the original Agreement (the “Modified Agreement”). During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs. Under the original Agreement, $1,500,000 was to be funded during the 2010 budget year, $2,000,000 was to be funded during the 2011 budget year and $2,000,000 was to be funded during the 2012 budget year. The Modified Agreement eliminates the annual funding requirements and extends the due date of the $5,500,000 funding to December 31, 2013. Under the original Agreement, the Company was required to pay a minimum annual royalty during the earn-in period to Trio of which $75,000 was paid upon signing of the Agreement, $100,000 was paid on April 1, 2011 and $150,000 was to be paid on April 1, 2012. Under the Modified Agreement, the $150,000 payment due April 1, 2012 has been deferred and will be due and payable on or before April 1, 2013 and will be applied against the $5,500,000 funding. In consideration for modifying the terms of the original Agreement and extending the due date, the Company issued Trio 2,788 restated shares of its common shares valued at $11,152, which was charged to operations and included in exploratory costs.

In addition, pursuant to the original agreement the Company is required to issue Trio shares of its common stock equaling 0.20% of its total issued and outstanding as of February 22, 2010. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 0.10% of the Company’s issued and outstanding common shares. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 0.10% of the Company’s issued and outstanding common shares. All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 2,884 restated shares of its common stock to Trio valued at $242,323, based upon the trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 1,442 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 2,788 restated shares of its common stock to Trio valued at $11,152, based upon the trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. As of the date of this annual report, the Company funded a total of $2,400,000 in the property’s operational costs as defined under the Modified Agreement. The funds paid have been charged to operations and included in exploratory costs. As it continues to be difficult to raise funds for exploration projects at this time, management is reviewing its commitment to Rodeo Creek and will be reviewing its options relating to continued involvement in this project.

On February 13, 2013, the Company entered into an agreement with Trio to modify the terms of the above indicated final minimum royalty payment of $150,000, which was due on April 1, 2013. In exchange for paying $15,000 upon the signing of the agreement and $5,000 on August 1, 2013, the due date of the remaining $130,000 is extended to October 1, 2013, with the date when the full $5,500,000 must be spent on the Rodeo Claims is extended to December 31, 2014. Of the $20,000 that is due, $15,000 was paid on February 20, 2013 and $5,000 was paid on March 15, 2013. The $20,000 was charged to exploratory costs.

The Company failed to pay the required $130,000 that was due on October 1, 2013 and is in default under the agreement. Management is currently in discussions with Trio.

McNeil Claims, Canada

On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. to assign all of its claims to Trio subject to it spending a total of CDN $5mm on or before December 31, 2018. The agreement calls for an exploration expenditure of CDN $500,000 on or before December 31, 2015, a further CDN $2.0mm on or before December 31, 2017 and a final CDN $2.5mm on or before December 31, 2019. Once the $5mm is expended, the claims will be assigned to Trio, and in exchange, Trio will grant the Company a 5% Net Smelter Return on production. The NSR can be purchased from the Company by Trio for a total of CDN $2mm per each 1%, totaling CDN $10mm.

Night Hawk Property

The Company was unable to make its payment obligations on the Night Hawk property, which were due in November. The Night Hawk Claims border the McNeil claims to the west and consist of approximately 17,350 acres. Prior to the due date the Company entered into an agreement with Trio Gold whereby the Company would assign all its right title and interest in the Night Hawk Claims to Trio Gold in exchange for a 5% Net Smelter Royalty on the property. The NSR can be purchased by Trio for a price of two million dollars per 1% of the NSR.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock has been quoted on the Over the Counter Bulletin Board (OTCQB) since March 6, 2009 under the symbol “UKRA”. Subsequently, the Company changed its name to Amarok Resources and was quoted under the symbol “AMOK” from February 23, 2010 until December 23, 2013. On November 22, 2013, the Company’s name change from Amarok Resources, Inc. to 3DX Industries, Inc. became effective. Subsequently on December 23, 2013, the Company’s symbol changed from “AMOK” to “DDDX”. Because we are quoted on the OTC Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as derived from quotations provided by Yahoo Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	BID PRICE PER SHARE(1)
	HIGH	LOW

First Quarter (Nov. 1, 2011-Jan. 31, 2012)	$9.50	1.50
Second Quarter (Feb. 1, 2012-Apr. 30, 2012)	$5.50	2.50
Third Quarter (May 1, 2012-Jul. 31, 2012)	$3.00	2.00
Fourth Quarter (Aug. 1, 2012-Oct. 31, 2012)	$2.50	1.00
First Quarter (Nov. 1, 2012-Jan. 31, 2013)	$1.50	1.00
Second Quarter (Feb. 1, 2013-Apr. 30, 2013)	$1.50	0.50
Third Quarter (May 1, 2013-Jul. 31, 2013)	$1.00	0.50
Fourth Quarter (Aug. 1, 2013-Oct. 31, 2013)	$0.50	0.50

(1) The historical bid price per share retroactively reflects the 1 for 50 reverse split that was declared effective by FINRA on November 22, 2013.

Record Holders

Total shares of common stock issued and outstanding as of the date of this report was 31,581,409, held by approximately 59 shareholders of record based on information provided by our transfer agent.

Recent Sales of Unregistered Securities;

During the year ended October 31, 2013, the Company did not issue any shares of Common Stock.

Subsequent to the year end, on November 23, 2013, 30,000,000 shares of restricted common stock were issued to the Company’s CEO, Roger Janssen, pursuant to his Executive Employment Agreement dated December 18, 2013.

Re-Purchase of Equity Securities

None.

Dividends

Effective February 23, 2010, the Company authorized a 60:1 stock split.

On September 26, 2013 (the “Record Date”), the Company’s Board of Directors and shareholders holding the majority of issued and outstanding common stock approved a One (1) for Fifty (50) reverse stock split of its $0.001 par value common stock (the “Reverse Split”). The Reverse Split was declared effective by FINRA on November 22, 2013 (the “Effective Date”).

Based upon 79,025,760 shares of common stock outstanding on the Record Date, the reverse split decreased the outstanding shares of common stock to 1,581,409 shares of Common Stock issued and outstanding. The reverse stock split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company, except to the extent that the reverse stock split resulted in fractional share ownership. Further, any outstanding options, warrants and rights to purchase common stock as of the Effective Date were also subject to the adjustment and were decreased accordingly.

Other than the foregoing, we have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Plan of Operation

As of October 31, 2013, we had $2,460 of cash on hand. We incurred operating expenses in the amount of $436,272 during the year ended October 31, 2013. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, and other miscellaneous expenses.

The Company is in the early stage of operations and has not yet generated any revenues.  Management cannot guarantee that the Company will be successful in its business operations and the Company’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

In December of 2013 the company purchased its first 3D Metal Printing System, the M-Flex 3D Metal Printer for $750,000. Terms of the purchase required the company to pay in three installments, the first being $75,000 upon initial signing of the purchase order, which was paid; half the balance to be paid on or before June 1, 2014 and the remaining balance due on or before September 1, 2014.

 On December 18, 2013, the Company entered into that certain Equipment Purchase Agreement (the “Purchase Agreement”) with Mr. Janssen pursuant to which the Company shall purchase certain equipment necessary to the business of the Company, as provided for in Exhibit A of the Purchase Agreement, in exchange for a convertible promissory note for $500,000 USD (the “Note”). The Purchase Agreement was filed as Exhibit 10.2 to Form 8-K filed with the SEC on December 31, 2013, incorporated by reference herein.

Revenues

The Company did not generate any revenues during the years ended October 31, 2013 and October 31, 2012.

Expenses

For the year ended October 31, 2013, total operating expenses were $436,272 as compared to $454,887 for the year ended October 31, 2012. This is a 4% decrease in operating expenses for 2013 compared to 2012 and can be attributed to 1) a reduction in exploratory costs amounting of $101,592 ($20,000 in 2013 compared to $121,592 in 2012); 2) an increase in management fees in 2013 for the additional compensation of $148,077 recognized on the issuance of the option granted to Santeo Financial Corp. to convert a portion of accrued management fees due it into common shares (See Note 4 to the financial statements); 3) a reduction in professional fees in 2013 amounting to $59,461 ($55,465 in 2013 compared to $114,926 in 2012); and 4) a reduction in other general and administrative costs of $5,249 ($18,614 in 2013 compared to $23,863 in 2012).

Working Capital
	October 31, 2013	October 31, 2012	Difference
Current Assets	$3,660	$21,206	$(17,546)
Current Liabilities	$465,421	$184,996	$(280,425)
Working Capital	$(461,761)	$(163,790)	$(297,971)

Cash Flows
	Year Ended October 31, 2013	Year Ended October 31, 2012
Net Cash (Used) in Operating Activities	$(95,164)	$(214,083)
Net Cash (Used) in Investing Activities	$—	$(35,088)
Net Cash Provided by Financing Activities	$78,800	$—
Net Effect of Foreign Currency Translation	$—	$—
Net (Decrease) in Cash During the Period	$(16,364)	$(249,171)

Interest Expense

Interest expense for the year ended October 31, 2013 totaled $(10,278) and mainly consisted of interest accruing on certain outstanding accounts and notes payable. Interest expense for the twelve months ended October 31, 2012 was $0.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of October 31, 2013 is $2,460.

Our Company has funded some of its operations through debt financing with related and non-related party transactions,

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

We regularly evaluate the accounting policies and estimates that we use to prepare for financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Going Concern

For the year ended October 31, 2013, our Company has a comprehensive loss of $0 and an accumulated deficit of $5,059,178. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2013, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and applicable to it. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS

3DX INDUSTRIES, INC.

(FORMERLY AMAROK RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of 3DX Industries, Inc.

(formerly Amarok Resources, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of 3DX Industries, Inc. (formerly Amarok Resources, Inc.) (an exploration stage company) as of October 31, 2013 and 2012, and the related statements of operations, and cash flows for the two years ended October 31, 2013 and 2012, and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2013, and the statement of stockholder’s equity since February 1, 2010 (inception of exploration stage) to October 31, 2013. 3DX Industries, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DX Industries, Inc. (formerly Amarok Resources, Inc.) (an exploration stage company) as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the two years ended October 31, 2013 and 2012, and the cumulative since February 1, 2010 (inception of exploration stage) to October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

_______________________

Certified Public Accountants

Salt Lake City, Utah

February 13, 2014

F-1

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Balance Sheets

	October 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,460	$18,824
Prepaid rent	—	1,182
Security deposit	1,200	1,200
	3,660	21,206

Mining properties	689,710	689,710
Website development, (net of accumulated amortization of $636 and $136)	864	1,364

Total assets	$694,234	$712,280

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$68,241	$51,935
Accrued compensation - related party, convertible	175,000
Other payables - related parties	139,422	133,061
Note payable - related party	30,086	—
Note payable - unrelated parties	52,672	—

Total liabilities	465,421	184,996

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 1,581,409 shares issued and outstanding at October 31, 2013 and October 31, 2012	1,581	1,581
Additional paid-in capital	5,286,410	5,138,333
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(4,897,388)	(4,450,840)

Total stockholders' equity	228,813	527,284

Total liabilities and stockholders' equity	$694,234	$712,280

The Accompanying notes are an integral part to the financials

F-2

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Statement of Operations

	For the Year Ended October 31,		From February 1, 2010 through October 31, 2013
	2013	2012	(Exploratory Stage)

Revenue	$—	$—	$—

Operating expenses
Exploratory costs, including stock based
compensation of $0, $111,795, and $648,819	20,000	121,592	3,338,276
Impairment loss	—	—	322,000
Contributed services	—	—	250
Management fees, including stock based
compensation of $148,077, $0, and $148,077	328,077	180,000	712,077
Professional services	55,465	114,926	348,834
Rent	14,116	14,506	53,272
Other general and administrative expenses	18,614	23,863	114,235
Total operating expenses	436,272	454,887	4,888,944

Other income (expense)
Interest income	2	80	1,900
Interest expense	(10,278)	—	(10,344)

Net loss	$(446,548)	$(454,807)	$(4,897,388)

Net loss per common share -
basic and diluted	$(0.28)	$(0.29)

Weighted average number of common
shares outstanding	1,581,409	1,576,167

The Accompanying notes are an integral part to the financials

F-3

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Changes in Stockholders’ Equity

For the Period from February 1, 2010 (Inception of Exploratory Stage) to October 31, 2013

					Deficit Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploratory
	Shares	Amount	Capital	Deficit	Stage	Totals
Balance, February 1, 2010	3,004,097	$3,004	$153,617	$(160,290)	$—	$(3,669)

Issuance of common stock for cash	120,068	120	3,499,880	—	—	3,500,000
Offering costs	—	—	(50,000)	—	—	(50,000)
Issuance of common stock pursuant to exploration agreement	4,888	5	410,318	—	—	410,323
Issuance of common stock for services	800	1	85,099	—	—	85,100
Return and cancellation of common stock	(1,600,905)	(1,601)	1,601	—	—	—
Contributed services and rent	—	—	1,750	—	—	1,750
Net loss for period	—	—	—	(1,500)	(1,972,956)	(1,974,456)

Balance, October 31, 2010	1,528,948	1,529	4,102,265	(161,790)	(1,972,956)	1,969,048
						—
Issuance of common stock in exchange for mining properties	28,016	28	783,972	—	—	784,000
Stock options granted as additional consideration on acquisition						—
of mining properties	—	—	98,724	—	—	98,724
Issuance of common stock pursuant to exploration agreement	1,443	1	5,768			5,769
Issuance of common stock for services	10,206	10	68,190			68,200
Compensation recognized on option grants	—	—	28,275			28,275
Net loss for period	—	—	—	—	(2,023,077)	(2,023,077)

Balance, October 31, 2011	1,568,613	1,568	5,087,194	(161,790)	(3,996,033)	930,939

Issuance of common stock for services	10,006	10	39,990	—	—	40,000
Issuance of common stock pursuant to modification to exploration
agreement	2,790	3	11,149	—	—	11,152
Net loss for period	—	—	—	—	(454,807)	(454,807)

Balance, October 31, 2012	1,581,409	1,581	5,138,333	(161,790)	(4,450,840)	527,284

Compensation recognized on option grant	—	—	148,077	—	—	148,077
Net loss for period	—	—	—	—	(446,548)	(446,548)

Balance, October 31, 2013	1,581,409	$1,581	$5,286,410	$(161,790)	$(4,897,388)	$228,813

The Accompanying notes are an integral part to the financials

F-4

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Cash Flows

	For the Year Ended, October 31,		From February 1, 2010 through October 31, 2013
	2013	2012	(Exploratory Stage)
Cash flows from operating activities:
Net loss	$(446,548)	$(454,807)	$(4,897,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense - conversion feature on accrued
compensation	148,077	—	148,077
Amortization expense - website development	500	136	636
Impairment loss	—	—	322,000
Stock based compensation	—	111,795	648,819
Contributed services and rent	—	—	250
Changes in operating assets and liabilities:
(Increase) decrease in prepaid rent	1,182	(1,182)	—
(Increase) in security deposit	—	—	(1,200)
Increase in accounts payable	16,306	22,307	56,959
Increase in accrued interest	3,958	—	3,958
Increase in accrued compensation - related parties	181,361	107,668	314,018
Net cash used in operating activities	(95,164)	(214,083)	(3,403,871)

Cash flows from investing activities:
Investments in mining properties	—	(33,588)	(120,969)
Website development	—	(1,500)	(1,500)
Net cash used in investing activities	—	(35,088)	(122,469)

Cash flows from financing activities:
Proceeds from issuance of common stock
net of offering costs	—	—	3,450,000
Proceeds from third party borrowing	78,800	—	78,800
Net cash provided by financing activities	78,800	—	3,528,800

Increase (decrease) in cash	(16,364)	(249,171)	2,460
Cash - beginning of period	18,824	267,995	—

Cash - end of period	$2,460	$18,824	$2,460

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$66
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:

On January 15, 2013, the Company granted Santeo Financial Corp ("Santeo") the option to convert 25% of accrued management fees of $175,000 owed to Santeo at a conversion rate of $0.001 per share and the option to convert the remaining 75% of accrued management fees at a conversion rate of $0.01 per share. The conversion feature was accounted for under ASC Topic 470-20 and the discount of the beneficial conversion feature of $148,077 was immediately charged to operations pursuant to ASC Topic 470-20-35.

On September 26, 2013, the Company amended its articles of incorporation to increase the total number of shares authorized for issuance to 185,000,000 of which 175,000,000 have been designated common shares and 10,000,000 have been designated preferred shares. Also on September 26, 2013, the Company authorized a 50:1 reverse stock split (See Note 1).

In February 2012, the Company issued 10,000 shares of its common stock to pursuant to the terms of the agreement with its former director of exploration, David Gibson. The shares were valued at $40,000.

In March 2012, the Company issued 2,788 shares of its common stock to Trio Gold Corp pursuant to the Amendment to February 22, 2010 Exploratory Agreement. The shares were valued at $11,152 (See Note 3).

The Accompanying notes are an integral part to the financials

F-5

3DX Industries, Inc.

(Formerly Amarok Resources, Inc.)

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

On September 26, 2013, the Company’s Board of Directors, having received the written consent of shareholders holding a majority of the Company’s outstanding shares of common stock, approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from Amarok Resources, Inc. to 3DX Industries, Inc. and increased the number of shares authorized to 185,000,000 of which 175,000,000 have been designated common shares and 10,000,000 have been designated preferred shares. Also on September 26, 2013, the Company authorized a 50:1 reverse stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2013 had a combined accumulated deficit of $5,059,178 and negative working capital of $461,761. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of October 31, 2013 and October 31, 2012. The Company’s financial instruments consist of accounts payables and a short-term note payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The Company had no potential common shares outstanding at October 31, 2013. Potential common shares at October 31, 2012 that have been excluded from the computation of diluted net loss per share include common stock warrants exercisable into 60,000 shares of common stock, common stock options exercisable into 15,000 shares of common stock, and an option to convert approximately $174 in fees due Santeo Financial Corporation at October 31, 2013 into 173,762 common shares.

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

NOTE 3 – MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. (“Warrior”), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 28,000 shares of the Company’s restricted common stock along with an option to purchase 28,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 28,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 28,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011. Through October 31, 2013, the Company has incurred additional acquisition costs totaling $91,606. The capitalized costs of the McNeil claim as of October 31, 2013 amounted to $652,330.

On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. (“Trio”) to assign 100% of its claims in the McNeil property, subject to a 5% net smelter royalty, to Trio once Trio has incurred exploration and administrative costs totaling $5,000,000(CND) based upon the following schedule:

On or before December 31, 2015 $500,000

On or before December 31, 2017 $2,000,000

On or before December 31, 2019 $2,500,000

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of one of the Company’s former executive officers, who resigned as of September 17, 2013.

Nighthawk Claims, Canada

The Company had staked 35 claims on property adjacent to the McNeil known as the Night Hawk Property. The acquisition cost associated with this claims totaled $37,380. The Company did not have sufficient funds to pay the fees required to renew the 35 claims and on October 8, 2013 it assigned its total interest in these claims to Trio in exchange for a 5% royalty on the net smelter returns generated from these claims. The Company granted Trio the option to purchase each 1% royalty interest for $2,000,000(CND). The Company did not report any gain or loss on this transaction and valued the 5% net royalty interest at the property’s current acquisition cost of $37,380.

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc., (“Carlin”) in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 2,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

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

Under the original agreement, the Company was required to pay a minimum annual royalty during the earn-in period to Trio of which $75,000 was paid upon signing of the agreement, $100,000 was paid on April 1, 2011 and $150,000 was to be paid on April 1, 2012. Under the terms of the March 23, 2012 modified agreement, the minimum royalty payments have been incorporated into the $5,500,000 funding requirement and the final $150,000 minimum royalty payment becomes due on April 1, 2013. In consideration for modifying the terms of the original agreement and extending the due date, the Company issued Trio 2,788 shares of its common shares valued at $11,152, which was charged to operations and included in exploratory costs.

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

In addition, within three months of the assignment, the Company is required to issue Trio 144,240 shares of its common stock. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 1,442 shares of the Company’s common stock. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 1,442 shares of the Company’s common stock. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 1,442 shares of the Company’s common stock All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 2,884 shares of its common stock to Trio valued at $242,323, based upon the restated trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 1,442 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 2,788 shares of its common stock to Trio valued at $11,152, based upon the restated trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

On February 13, 2013, the Company entered into an agreement with Trio to modify the terms of the above indicated final minimum royalty payment of $150,000, which was due on April 1, 2013. In exchange for paying $15,000 upon the signing of the agreement and $5,000 on August 1, 2013, the due date of the remaining $130,000 is extended to October 1, 2013, with the date when the full $5,500,000 must be spent on the Rodeo Claims is extended to December 31, 2014. Of the $20,000 that is due, $15,000 was paid on February 20, 2013 and $5,000 was paid on March 15, 2013. The $20,000 was charged to exploratory costs.

The Company failed to pay the required $130,000 that was due on October 1, 2013 and is in default under the agreement. Management is currently in discussions with Trio.

The sole officer, director, and shareholder of Carlin is a business associate of one of the Company’s former officer and director.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. (“St. Elias”) in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter royalty (“NSR”) in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias. Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR) in consideration of:

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

Mining properties at October 31, 2013 consist of the following:

Beginning balance - November 1, 2012	$689,710
Acquisition related costs	-
Ending balance - October 31, 2013	$689,710

NOTE 4 - RELATED PARTY TRANSACTIONS

As discussed in Note 3, on February 22, 2010 the Company entered into an agreement with Carlin in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of former officer and director of the Company. Further, the sole officer, director, and shareholder of Carlin is a business associate of the same former officer and director.

In January 2010, an agreement went into effect whereby the Company is paying Santeo Financial Corp (“Santeo”), a company affiliated with the same former officer and director for consulting services of $15,000 a month on a month-to-month basis.

On January 15, 2013, the Company granted Santeo the option to convert up to 25% of all accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert the remaining 75% of accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.01 per share. At January 15, 2013, the amount of accrued compensation due Santeo was $175,000. Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the accrued compensation was recorded net of a discount that includes the debt’s beneficial conversion feature of $148,077. Since the accrued compensation is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35. The beneficial conversion features were calculated using trading prices ranging from $0.01 to $0.001  per share. During the year ended October 31, 2013, discounts amounting to $148,077 were charged to operations and included in management fees on the statement of operations. The agreement can be cancelled by either party.

Effective December 18, 2013, the terms of the above indicated option grant were modified limiting the number of conversion shares Santeo can receive and hold at any point in time to no more than 9.99% of the Company’s common stock then outstanding.

Total consulting fees charged to operations for the year ended October 31, 2013 and 2012 were $328,077 (including stock based compensation of $148,077) and $180,000, respectively. Accrued compensation due Santeo at October 31, 2013 amounted to $310,000, of which $175,000 is reflected on the accompanying balance sheet in accrued compensation – related party, convertible. The remaining balance of $135,000 due Santeo is reflected on the accompanying balance sheet and is included in other payables – related parties.

On September 9, 2013, the Company borrowed $30,000 from a relative of a shareholder. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on May 1, 2014. Accrued interest charged to operations for the year ended October 31, 2013 and 2012 amounted to $86 and $0, respectively.

NOTE 5 – NOTE PAYABLE – UNRELATED PARTY

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party of which $26,300 was received in January 2013 and $20,000 was received in February 2013. The loans are evidenced by an unsecured promissory note. The $46,300 and interest of $2,500 was fully due and payable on July 1, 2013. As the outstanding principal and accrued interest were not paid on July 1, 2013, the principal and accrued interest is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest balance fully due and payable on July 1, 2014. In addition, the unrelated third party advanced an additional $2,500 on June 21, 2013. The $2,500 is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. Accrued interest charged to operations for the year ended October 31, 2013 and 2012 amounted to $3,872 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

For the year ended October 31, 2013 and 2012

On September 26, 2013, the Company increased the number of shares authorized to 185,000,000 of which 175,000,000 have been designated common shares and 10,000,000 have been designated preferred shares. Also on September 26, 2013, the Company authorized a 50:1 reverse stock split. The Company did not enter into any further equity transactions during the year end October 31, 2013.

In February 2012, the Company issued 10,000 shares of its common stock pursuant to the terms of the agreement it has with David Gibson, former director of exploration. The shares were valued at $40,000.

As discussed in Note 3, the Company issued 2,788 shares of its common stock to Trio Gold Corp in March 2012 pursuant to the amended exploratory agreement. The shares were valued at $11,152.

Warrants

The following is a schedule of warrants outstanding as of October 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	60,000	$ 37.50	1.98 Years

Warrants granted	--	--	--
Warrants exercised	--	--	--
Warrants expired	--	--	--

Balance, October 31, 2012	60,000	$ 37.50	.98 Years
Warrants granted	--	--	--
Warrants exercised	--	--	--
Warrants expired	(60,000)	$ (37.50)	--

Balance, October 31, 2013	--	--	--

Options

The following is a schedule of options outstanding as of October 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, October 31, 2011	48,000	$ 46.61	0.84 Years

Options granted	--	--	--
Warrants exercised	--	--	--
Warrants expired	(33,000)	$ (54.55)	--

Balance, October 31, 2012	15,000	$ 29.17	0.65 Years
Options granted	--	--	--
Warrants exercised	--	--	--
Warrants expired	(15,000)	$ (29.17)	--

Balance, October 31, 2013	--	$ --	--

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	October 31,
	2013	2012
Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-
U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%
The significant components of deferred tax assets and liabilities are as follows:
Deferred tax assets
Stock based compensation	$131,435	$81,089
Net operating losses	1,294,544	1,193,160
	1,425,979	1,274,249
Less valuation allowance	(1,425,979)	(1,274,249)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for 2013 was $(151,730).

The Company has a net operating loss carryover of approximately $3,807,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended October 31, 2012 or for the year ended October 31, 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended October 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. We are not currently involved in any income tax examinations.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended October 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

NOTE 8 –SUBSEQUENT EVENTS

On November 5, 2013, a current note holder advanced the Company $150,000. The loan is evidenced by an unsecured promissory note and is assessed interest at an annual rate of 5%. Principal and accrued interest is fully due and payable on December 31, 2015. In the event of a default, the overdue balance will be assessed interest at a rate of 12% per annum. After December 31, 2014, the holder has the right to convert some or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.10 per share.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $8,700,000 based upon the trading price of the shares on the date of grant.

The Company is diversifying its operations to include 3-D printing and on December 18, 2013, the Company entered into an equipment purchase agreement with President and Chief Executive Officer, Roger Janssen, to purchase equipment to be used in the 3-D printing operation. The purchase included 13 CNC machines, 1 composite 3-D printer, 2 mills, lathes, tooling, software, and other miscellaneous equipment. The purchase price is $500,000, which is evidenced by a promissory note fully due and payable on December 15, 2018. The note is assessed interest at an annual rate of 1.64% payable on a quarterly basis. Mr. Janssen has the option to convert the outstanding principal and any accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share.

In December of 2013 the company purchased its first 3D Metal Printing System, the M-Flex 3D Metal Printer for $750,000. Terms of the purchase required the company to pay in three installments, the first being $75,000 upon initial signing of the purchase order, which was paid; half the balance to be paid on or before June 1, 2014 and the remaining balance due on or before September 1, 2014.

End of Notes to Financials

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2013.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2013. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2013, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.	We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our extremely small size and the fact that we only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.	We do not currently have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. We rely upon a third party accountant firm to assist us in our accounting and reporting.

4.	We did not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.	There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1) Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Address	Age	Position	Tenure
Roger Janssen 6920 Salashan Parkway Suite D101 Ferndale, WA 98248	50	President, CEO, CFO, Director	September 17, 2013 to present

Earl W. Abbott 3841 Amador Way Reno, NV 89502	72	Vice President of Exploration and Director	January 25, 2013 to present

2) Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

3) Biographies and Business Experience of Officers and Directors

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

ROGER JANSSEN, is the founder of Key Manufacturing (“Key”), and has acted as president of Key for the past 23 years. In addition to his position at Key, Mr. Janssen was a director of Mineralite Corporation for the past two years. Mineralrite Corporation is traded on the OTCBB market under the symbol “RITE.” Mr. Janssen resigned from his position with Mineralrite on November 14, 2013. Mr. Janssen has more than thirty years of experience in the manufacturing industry. He has secured lucrative contracts within a range of industries: marine, military, automotive, alternative energy, medical, and aerospace. Clients include, but are not limited to, Boeing, Raytheon, BE Aerospace, British Petroleum and Intermec.

Because of Mr. Janssen’s dedication to new technological developments, Key Manufacturing has been able to provide the Puget Sound with high quality manufacturing and machine services since 1989. Over the years, Mr. Janssen has proven his ability to reinvent himself by staying profitable even through economic lows within the industry, such as after 9/11. One example of this is Mr. Janssen’s keen ability to recognize new business opportunities, as he did in 2004, when he added a ZCorp310- 3 D printer, which instigated his current experience with additive manufacturing. During his twenty-three year tenor at Key manufacturing, Mr. Janssen has gained immeasurable experience in management, operations, human resources, equipment procurement, strategic planning, sales and business development, contract negotiation, and financial reporting.

Mr. Janssen holds a technical degree in precision machining and manufacturing, earned in 1981 from the Sno-Isle Tech Centre in Everett, WA. He is always seeking to expand and update his business knowledge, and has actively continued his education by taking financial, business and marketing courses at his local community college. Recognizing his impeccable reputation as an industry leader in the area, the Sno-isle Tech Centre recruited Mr. Janssen to serve on their advisory board, which he did for the following eight years. Three of those years were spent as Chairman of the Board, making decisions about the Centre’s curriculum, as well as approving qualified faculty and budget allocations. Mr. Janssen has since acted as a consultant and member of the board to a variety of private and public companies within the industry.

EARL W. ABBOTT, received his Ph.D. in geology at Rice University, Houston, Texas where he studied the tectonics of the western U.S. He has spent a total of 43 years exploring for gold, base metals, oil and gas, uranium, and other resources all over the world. Utilizing his education and experience, he combines strong management skills with a creative vision that enables him to apply sound scientific principles to the search for giant ore deposits. In the early part of his career, his management of an exploration program in Nevada resulted in the acquisition of three gold ore bodies that were subsequently mined profitably mined.

During his career, Dr. Abbott has been a key member of several large and small mining companies and a consultant to the mining industry continuously for more than 30 years. From 2004 to the present day, Dr. Abbott has acted as Director of Big Bar Resources Corporation (TSX-V) assisting in exploration in the western U.S., Mexico, and China. From 2008 to 2009, Dr. Abbott was the COO and Director of Uranium 3O8 Corp. (OTC-BB), managing a uranium project in Mongolia. In 2009, Dr. Abbott assisted in forming Coyote Resources (OTC-BB) and acted as President and CEO until 2012, exploring a gold project and a silver project in Nevada. During 2012 and 2013, Dr. Abbott aided in the formation of a private company called New Century Energy and Resources to perform exploration for projects in Mongolia. In 2013, Dr. Abbott accepted a position as Vice President and Director of Amarok Resources (OTCQB).

Dr. Abbott is active in his profession, having been a member and served as an executive of professional mining associations. As a result, he has an extensive network of technical as well as leadership contacts. He is a Certified Professional Geologist (C.P.G., No. 7611) by the American Institute of Professional Geologists (AIPG) as well as being the past President of the Nevada Chapter. He is also a member and past President of the Geological Society of Nevada (GSN), a member and past President of the Nevada Petroleum & Geothermal Society (NPGS), a member and past President of the Denver Region Exploration Geologists Society (DREGS), a member of the Society of Economic Geologists (SEG), a member of the Society for Mining, Metallurgy, and Exploration (SME), a member of the Geological Society of America (GSA), a member of the Association For Mineral Exploration British Columbia (AMEBC), and a member of the Prospectors and Developers Association of Canada (PDAC). Dr. Abbott is a Qualified Person under the rules of National Instrument 43-101.

4) Identification of Significant Employees

We currently have no significant employees other than our officers and directors, Roger Janssen and Dr. Earl Abbot.

5) Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

6) Involvement in Certain Legal Proceedings:

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

7) Audit Committee and Audit Committee Financial Expert

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

8) Code Of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the start-up stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

9) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended October 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended October 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended October 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended October 31, 2013 and October 31, 2012.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger Janssen(1) (2)	President, CEO, CFO and Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2013	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Ron Ruskowsky(3)	Former President, CEO, CFO and Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	180,000	$180,000
		2013	$-0-	$-0-	$-0-	-0-	-0-	148,077(4)	180,000	$328,077

Notes to Summary Compensation Table:

(1) Mr. Janssen was appointed to serve as President, CEO, CFO and Director of the Company on September 17, 2013.

(2)	The Company entered into that certain Executive Employment Agreement (the “Employment Agreement”) with Roger Janssen, an individual (“Mr. Janssen”), which the parties mutually agreed would be effective as of November 23, 2013 (the “Employment Agreement Effective Date”). Pursuant to the terms of the Employment Agreement, Mr. Janssen shall serve as President and Chief Executive Officer of the Company and shall be responsible for the management and running of the day-to-day operations of the Company, business development, sales and marketing for the Company. Mr. Janssen shall be employed for a term of three (3) years which shall be automatically renewed in one (1) year increments unless terminated within the sole discretion of the Company’s Board of Directors. As consideration for entry into the Employment Agreement and performance of the services as President and Chief Executive Officer of the Company, Mr. Janssen shall receive: (i) a total of Thirty Million (30,000,000) restricted shares of common stock of the Company, valued at $0.001 per share, as a signing bonus; and (ii) a base salary equal to One Hundred and Eighty Thousand USD ($180,000) per year, payable on a monthly basis.

(3)	Mr. Ruskowsky served as an Officer and Director of the Company from January 4, 2010 to September 17, 2013 when he resigned from all positions with the Company. Mr. Ruskowsky provided consulting services to the Company through Santeo Financial Corp, his wholly owned corporation.

(4)	Fair value of option granted to Santeo Financial Corp to convert $175,000 of accrued compensation into shares of the Company’s common stock .

Narrative Disclosure to Summary Compensation Table

The Company has no plans to provide for group health insurance to employees, the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

In January 2010, an agreement went into effect whereby the Company paid Santeo Financial Corp (“Santeo”), a company affiliated with former CEO Ron Ruskowsky, for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000. On January 15, 2013, the Company granted Santeo the option to convert up to $43,750 in accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert $131,250 of accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.01 per share. At October 31, 2013, the amount of accrued compensation due to Santeo was $310,000, including the $175,000 covered by the above indicated option.

Other than the Employment Agreement with Roger Janssen discussed above in Footnote 2 to the Summary Compensation Table, there are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The executive officer did not receive any equity awards, nor does he hold exercisable or unexercisable options, as of the years ended October 31, 2013 and 2012.

Long-Term Incentive Plans

The Company has no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, no are there any option, stock award, or long-term incentive plans.

Compensation of Directors

Our directors received no extra compensation for their services on the Company’s Board of Directors. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 31, 2014, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this Annual Report, there are 31,581,409 shares of common stock issued and outstanding, and no warrant or options outstanding.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership (2)

Roger Janssen (3) 7044 Portal Way, Unit K #110 Ferndale, WA 98248	30,002,000	94.999%
Earl W. Abbott (4) 3841 Amador Way Reno, NV 89502	600	0.001%
All executive officers and directors as a group (2 people)	30,002,600	95.00%
Beneficial Shareholders greater than 5%
Santeo Financial Corp. Suite #368, 16 Midlake Blvd SE Calgary AB T2X 2X7	3,154,982(5)	9.99%

(1) Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this Annual Report for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of the date of this Annual Report are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2) Applicable percentage of ownership is based on 31,581,409 shares of common stock outstanding, and no warrants or options outstanding as of the date of this Annual Report.

(3) Roger Janssen is the President, CEO, CFO, and Director of the Company. His beneficial ownership includes 30,002,000 common shares.

(4) Earl Abbot is a Director of the Company and Vice President of Exploration. His beneficial ownership includes 600 common shares.

(5)  On January 15, 2013, Santeo Financial Corp, was granted the option to convert up to $43,750 in accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert $131,250 of accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.01 per share. Effective December 18, 2013, the Company and Santeo agreed to institute an ownership limitation, under which no issuance of common stock shares of the Corporation to Santeo shall result in the issuance of more than that number of common stock shares, if any, such that, upon issuance, the aggregate beneficial ownership of the Corporation’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Santeo and all persons affiliated with Santeo (“Beneficial Ownership”) is more than 9.99% of the Corporation’s Common Stock then outstanding. Thus, based on 31,581,409 shares issued and outstanding as of the date of this report, Santeo has the option to convert a portion of the debt owed by the Company to Santeo equivalent to a maximum of 3,154,982 shares of common stock.

Changes in Control

The Company entered into that certain Executive Employment Agreement  (the “Employment Agreement”) with Roger Janssen, an individual (“Mr. Janssen”), which the parties mutually agreed would be effective as of November 23, 2013 (the “Employment Agreement Effective Date”). Pursuant to the terms of the Employment Agreement, Mr. Janssen shall serve as President and Chief Executive Officer of the Company and shall be responsible for the management and running of the day-to-day operations of the Company, business development, sales and marketing for the Company. Mr. Janssen shall be employed for a term of three (3) years which shall be automatically renewed in one (1) year increments unless terminated within the sole discretion of the Company’s Board of Directors. As consideration for entry into the Employment Agreement and performance of the services as President and Chief Executive Officer of the Company, Mr. Janssen shall receive: (i) a total of Thirty Million (30,000,000) restricted shares of common stock of the Company, valued at $0.001 per share, as a signing bonus; and (ii) a base salary equal to One Hundred and Eighty Thousand USD ($180,000) per year, payable on a monthly basis.

Pursuant to the Employment Agreement, Mr. Janssen received the Thirty Million (30,000,000) shares of the Company’s common stock on November 23, 2013. As a result of the issuance, Mr. Janssen now holds Thirty Million Two Thousand (30,002,000) shares of the Company’s common stock, which constitutes 94.997% of the Company’s total issued and outstanding shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

According to the NASDAQ definition, Roger Janssen is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, Earl W. Abbott is not an independent director because he is also a shareholder of the Company.

Related Party Transactions

On February 22, 2010 the Company entered into an agreement with Carlin in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of former officer and director of the Company. Further, the sole officer, director, and shareholder of Carlin is a business associate of the same former officer and director.

On January 15, 2013, the Company granted Santeo the option to convert up to 25% of all accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert the remaining 75% of accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.01 per share. At January 15, 2013, the amount of accrued compensation due Santeo was $175,000. Effective December 18, 2013, the terms of the above indicated option grant were modified limiting the number of conversion shares Santeo can receive and hold at any point in time to no more than 9.99% of the Company’s common stock then outstanding.

On September 9, 2013, the Company borrowed $30,000 from a relative of a shareholder. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on May 1, 2014.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

Our principal independent accountant is Robison, Hill & Co. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended October 31, 2013	For Fiscal Year Ended October 31, 2012
Audit Fees	$32,858	$34,203

Tax Fees (Paid to Robison, Hill & Co.)	$—	$—

During the fiscal year ended October 31, 2013, we incurred approximately $ 32,858 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended October 31, 2013.

During the fiscal year ended October 31, 2012, we incurred approximately $ 34,203 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended October 31, 2012.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending October 31, 2013 and 2012.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending October 31, 2013 and 2012.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending October 31, 2013 and 2012.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending October 31, 2013. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

As of October 31, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
4.04	Amended Articles of Incorporation, effective November 18, 2013	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.06	Executive Employment Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.07	Equipment Purchase Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.08	Acquisition and Option Agreement, dated October 8, 2013 by and between the Company and Trio Gold Corp.	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
10.09	Agreement between the Company and Dragon Resource Holdings Inc. dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
16.01	Auditor Letter from M&K CPAS, PLLC dated September 3, 2010	Filed with the SEC on September 10, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith. Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DX Industries, Inc.

Date: February 13, 2014	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Chief Executive Officer
Chief Financial Officer
President, CEO and a director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: February 13, 2014	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: February 13, 2014	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbott
	Title:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.