Form 10-Q
period 2014-01-31
3DX Industries, Inc.
filed 2014-03-24
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-156594

3DX INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4485465
(State of incorporation)	(I.R.S. Employer Identification No.)

6920 Salashan Parkway, Suite D-101 Ferndale, WA 98248
(Address of principal executive offices)
(360) 244-4339
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☑  No

As of March 15, 2014, there were 36,461,409 shares of the registrant’s $0.001 par value common stock issued and outstanding.

3DX INDUSTRIES, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of 3DX Industries, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "DDDX" refers to 3DX Industries, Inc.

1

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Balance Sheet as of Three Months Ended January 31, 2014 and Audited Consolidated Balance Sheet as of October 31, 2013	F-2
Unaudited Condensed Statement of Operations for the Three Months Ended January 31, 2014 and 2013, and Cumulative Since Inception	F-3
Unaudited Condensed Statement of Cash Flows for the Three Months Ended January 31, 2014 and 2013, and Cumulative Since Inception	F-4
Notes to Condensed Financial Statements Unaudited	F-5

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Condensed Balance Sheets

	(Unaudited)
	January 31,	October 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$12,395	$2,460
Security deposit	—	1,200
Total current assets	12,395	3,660
Mining properties	689,710	689,710
Property and equipment
Manufacturing equipment (idle)	1,231,205	—

Other assets
Website development, (net of accumulated amortization of $761 and $636)	1,989	864
Security deposit	4,275	—

Total assets	$1,939,574	$694,234

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$52,064	$68,241
Accrued interest	988	—
Payables to related parties	182,637	139,422
Equipment purchase payable	659,710	—
Accrued compensation - related party, convertible	175,000	175,000
Note payable - related party	30,592	30,086
Note payable - unrelated party	41,019	52,672
Total current liabilities	1,142,010	465,421

Long-term liabilities
Convertible note payable - related party	500,000	—
Convertible notes payable - unrelated party	151,932	—
Note payable - unrelated parties	20,044	—
Total long-term liabilities	671,976	—
Total liabilities	1,813,986	465,421

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 31,581,409 shares issued and outstanding at January 31, 2014 and 1,581,409 outstanding at October 31, 2013	31,581	1,581
Additional paid-in capital	14,706,410	5,286,410
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(14,450,613)	(4,897,388)
Total stockholders' equity	125,588	228,813
Total liabilities and stockholders' equity	$1,939,574	$694,234

The accompanying notes are an integral part of these financial statements.

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		From February 1, 2010 through January 31, 2014
	2014	2013	(Exploratory Stage)

Revenue	$—	$—	$—

Operating expenses
Exploratory costs	—	—	3,338,276
Impairment loss	—	—	322,000
Contributed services	—	—	250
Officer's compensation, including stock-based
compensation of $9,450,000, $0, and $9,450,000	9,484,000	—	9,484,000
Management fees, including stock-based
compensation of $0, $148,077, and $148,077	11,000	193,077	723,077
Professional services	12,261	7,930	361,095
Rent	13,534	3,477	66,806
Other general and administrative expenses	26,390	3,915	140,625
Total operating expenses	9,547,185	208,399	14,436,129

Other income (expense)
Net gain on settlement of indebtedness	1,793	—	1,793
Interest income	—	1	1,900
Interest expense	(7,833)	(1,148)	(18,177)
Total other income (expense)	(6,040)	(1,147)	(14,484)

Net loss	$(9,553,225)	$(209,546)	$(14,450,613)

Net loss per common share -
basic and diluted	$(0.37)	$(0.13)

Weighted average number of common shares outstanding	25,711,844	1,580,515

The accompanying notes are an integral part of these financial statements.

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,		From February 1, 2010 through January 31, 2014
	2014	2013	(Exploratory Stage)
Cash flows from operating activities:
Net loss	$(9,553,225)	$(209,546)	$(14,450,613)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization expense - conversion feature on accrued
compensation	—	148,077	148,077
Amortization expense - website development	125	125	761
Net gain on settlement of debt	(1,793)	—	(1,793)
Impairment loss		—	322,000
Stock-based compensation	9,450,000	—	10,098,819
Contributed services and rent		—	250
Changes in operating assets and liabilities
(Increase) decrease in prepaid rent		1,182	—
(Increase) in security deposit	—	—	(1,200)
Increase (decrease) in accounts payable	(17,460)	(22,257)	39,499
Increase in accrued interest	3,104	1,148	7,062
Increase in accrued compensation - related parties	28,000	45,000	342,018
Net cash used in operating activities	(91,249)	(36,271)	(3,495,120)
Cash flows from investing activities:
Investments in mining properties	—	—	(120,969)
Equipment purchases	(75,000)	—	(75,000)
Website development	(1,250)	—	(2,750)
Net cash used in investing activities	(76,250)	—	(198,719)
Cash flows from financing activities:
Proceeds from issuance of common stock
net of offering costs	—	—	3,450,000
Proceeds from third party borrowing	170,000	26,300	248,800
Repayments on third party borrowing	(7,781)		(7,781)
Proceeds from related party borrowing	15,790		15,790
Repayments on related party borrowing	(575)		(575)
Net cash provided by financing activities	177,434	26,300	3,706,234
Increase (decrease) in cash	9,935	(9,971)	12,395
Cash - beginning of period	2,460	18,824	—

Cash - end of period	$12,395	$8,853	$12,395

Supplemental disclosures of cash flow information:
Interest paid	$4,729	$—	$4,795
Income taxes paid	$—	$—	$—
Non-cash investing and financing activities:

In November 2013, the Company settled with the landlord of the office it was renting in Rancho Margarita, California for $4,010.The Company recognized a gain on the settlement in the amount of $1,793.

On December 18, 2013, the Company acquired various equipment relating to its 3D metal printing business from R Janssen, the Company's President, for $500,000. The $500,000 is evidenced by a promissory note which is assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the principal and an accrued unpaid interest fully due and payable on December 15, 2018.

On December 23, 2013, the Company purchased manufacturing equipment relating to its 3D metal printing business from an unrelated third party. The total purchase price is $750,000 of which $75,000 was paid upon delivery. The remaining $675,000 is payable in two installments: $375,000. due June 1, 2014 and $300,000 is due September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase pursuant to ASC Topic 835-30-25, "Imputation of Interest" (see Note 5).

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

On September 26, 2013, the Company filed an amendment to the Company’s Articles of Incorporation and changed the Company’s name from Amarok Resources, Inc. to 3DX Industries, Inc. and increased the number of shares authorized to 185,000,000 of which 175,000,000 have been designated common shares and 10,000,000 have been designated preferred shares. Also on September 26, 2013, the Company authorized a 50:1 reverse stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2014 had a combined accumulated deficit of $14,612,403 and had negative working capital of $1,129,615. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2014, and the results of its operations and cash flows for the three months ended January 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 filed with the Commission on February 13, 2014.

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

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

As of January 31, 2014, the Company’s equipment was in the process of being installed. The Company will commence depreciating the equipment over their estimated useful lives at the time the respective equipment is placed in service.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at January 31, 2014 were impaired.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2014. The Company’s financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at January 31, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $3,470 in fees due Santeo Financial Corporation at January 31, 2014 into 3,470,099 common shares. Potential common shares at January 31, 2013 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 3,000,000 shares of common stock and options exercisable into 750,000 shares of common stock.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF’s on any of the convertible debt it issued during the three months ended January 31, 2014.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to officer’s compensation and consulting services.

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

Reclassification

Certain reclassifications have been made to conform the 2013 amounts to 2014 classifications for comparative purposes.

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 - MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. (“Warrior”), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 28,000 shares of the Company’s restricted common stock along with an option to purchase 28.000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 28,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 28,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company’s common share on the March 23, 2011. Through October 31, 2013, the Company has incurred additional acquisition costs totaling $91,606. The capitalized costs of the McNeil claim as of July 31, 2013 amounted to $652,330.

On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. (“Trio”) to assign 100% of its claims in the McNeil property, subject to a 5% net smelter royalty, to Trio once Trio has incurred exploration and administrative costs totaling $5,000,000(CND) based upon the following schedule:

On or before December 31, 2015 $ 500,000

On or before December 31, 2017 $2,000,000

On or before December 31, 2019 $2,500,000

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of a former officer and director of the Company.

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

Mining properties at January 31, 2014 consist of the following:

Beginning balance - November 1, 2013	$ 689,710
Acquisition related costs	-
Ending balance - January 31, 2014	$ 689,710

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

In January 2010, an agreement went into effect whereby the Company is paying Santeo Financial Corp (“Santeo”), a company affiliated with the same former officer and director for consulting services of $15,000 a month on a month-to-month basis. The consulting agreement was cancelled on November 22, 2013.

On January 15, 2013, the Company granted Santeo the option to convert up to 25% of all accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0..001 per share, and to convert the remaining 75% of accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0..01 per share. The agreement can be cancelled by either party. At January 15, 2013, the amount of accrued compensation due Santeo was $175,000. Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the accrued compensation was recorded net of a discount that includes the debt’s beneficial conversion feature of $148,077. Since the accrued compensation is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35. The beneficial conversion features were calculated using trading prices ranging from $0.001 to $0.01 per share and an effective conversion price of $.02 per share.

Effective December 18, 2013, the terms of the above indicated option grant were modified limiting the number of conversion shares Santeo can receive and hold at any point in time to no more than 9.99% of the Company’s common stock then outstanding.

Total consulting fees charged to operations for the three months ended January 31, 2014 and 2013 amounted to $11,000 and $193,077 (including stock based compensation of $148,077), respectively. Accrued compensation due Santeo at January 31, 2014 amounted to $306,000, of which $175,000 is reflected on the accompanying balance sheet in accrued compensation – related party, convertible. The remaining balance of $131,000 due Santeo is reflected on the accompanying balance sheet and is included in other payables – related parties. The $131,000 is net of the $15,000 the Company paid to Santeo in November 2013.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $9,450,000 based upon the trading price of the shares on the date of grant. Officer’s compensation expense for the three months ended January 31, 2014 totaled $9,484,000, including the indicated stock based compensation of $9,450,000. Accrued compensation due Mr. Janssen as of January 31, 2014 amounted to $22,000, which is included on in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $22,000 is net of $12,000 that was actually paid to Mr. Janssen during the three months ended January 31, 2014.

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at January 31, 2014 totaled $500,988 of which the accrued interest of $988 was classified as a short-term liability and the $500,000 was classified as a long-term liability .The accrued interest of $988 was charged to operations.

On September 9, 2013, the Company borrowed $30,000 from a relative of a shareholder. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on May 1, 2014. The balance of this obligation on January 31, 2014 amounted to $31,592. Accrued interest charged to operations for the three months ended January 31, 2014 and 2013 amounted to $506 and $0, respectively.

During the three months ended January 31, 2014, R. Janssen advanced the Company a total of $15,790 of which $575 was repaid during the three-month period. The balance of $15,215 is unsecured, non-interest bearing and due upon demand.

NOTE 5 - EQUIPMENT PURCHASE PAYABLE

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate. The Company accounted for the purchase under ASC Topic 835-30-25 “Imputation of Interest”, discounting the purchase price of the equipment by $18,795 for imputing interest using an interest rate of 5% per annum. The balance due on this obligation at January 31, 2014 adjusted for the unamortized discount amounted to $659,710, including accreted interest of $3,505 that was charged to operations.

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party of which $26,300 was received in January 2013 and $20,000 was received in February 2013. The loans are evidenced by an unsecured promissory note. The $46,300 and interest of $2,500 was fully due and payable on July 1, 2013. As the outstanding principal and accrued interest were not paid on July 1, 2013, the principal and accrued interest is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. In addition, the unrelated third party advanced an additional $2,500 on June 21, 2013. The $2,500 is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. During the three months ended January 31, 2014, the Company repaid a total of $12,510 of which $4,729 was applied against accrued interest and $7,781was applied against principal. The outstanding balance at January 31, 2014 amounted to $41,019. Accrued interest charged to operations for the three months ended January 31, 2014 and 2013 totaled $857 and $0, respectively. In March 2014, the Company cancelled the debt in exchange for issuing 4,880,000 shares of the Company’s common stock (See Note 11 –Subsequent Events).

On January 24, 2014, the Company borrowed an additional $20,000 from the same third party which is evidenced by an unsecured promissory note. $26,300 was received in January 2013 and $20,000 was received in February 2013. The $20,000 and interest of $1,000 is fully due and payable on July 1, 2014. If the outstanding principal and accrued interest is not paid on July 1, 2014, the principal and accrued interest is assessed interest at an annual rate of 5% per annum payable quarterly commencing on October 1, 2014, with the outstanding principal and accrued interest fully due and payable on July 1, 2015. The outstanding balance at January 31, 2014 amounted to $20,044. Accrued interest charged to operations for the three months ended January 31, 2014 and 2013 totaled $44 and $0, respectively.

In addition to the loans indicated above, the third party advanced $150,000 to the Company on November 5, 2014. The $150,000 is evidenced by a unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at January 31, 2014 amounted to $151,932. Accrued interest charged to operation for the three months ended January 31, 2014 and 2013 totaled $1,932 and $0, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

For the three months ended January 31, 2014

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $9,450,000 based upon the trading price of the shares on the date of grant.

For the three months ended January 31, 2013

The Company did not enter into any equity transactions during the three months ended January 31, 2013.

NOTE 8 - INCOME TAXES

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

Deferred tax assets resulting from stock based compensation and net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At January 31, 2014, the Company’s gross deferred tax asset totaled $4,419,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

As of January 31, 2014, the Company had estimated federal net operating loss carry forwards totaling approximately $3,900,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2034. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the three months ended January 31, 2014 or for the three months ended January 31, 2013.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended January 31, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

NOTE 9 - SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology.

For the three months ended January 31, 2014

	Revenues	Segment operating earnings (losses)	Depreciation depletion and amortization
Mineral exploration	$—	$(11,000)	$—
Manufacturing	—	(70,077)	—
	$—	$(81,077)	$—

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Three months	Three months
	ended	ended
	January 31, 2014	January 31, 2013**

Segment operating earnings	$ (81,077)
General and administrative expenses	(9,466,108)
Operating loss	(9,547,185)
Other income	1,793
Interest expense	(7,833)
Net loss before income taxes	$ (9,553,225)

** Total activities during the three months ended January 31, 2013 pertain to mineral exploration activities.
Identifiable assets by industry segment are as follows:

Mineral exploration	$ 689,710
Manufacturing	1,235,480
Other	14,384
	$ 1,939,574

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years. Rent expense charged to operations for the three months ended January 31, 2014 amounted to $3,946.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 31, 2014 during the term of the respective lease and in the aggregate are as follows:

January 31,
2014	$ 47,025
2015	51,300
2016	4,275

Total minimum lease payments	$ 102,600

NOTE 11 - SUBSEQUENT EVENTS

On February 27, 2014, the Company entered into an agreement to borrow $21,000 from a current note holder. The loan is evidenced by an unsecured promissory note. The $21,000 and interest of $1,000 is fully due and payable on December 1, 2014. If the outstanding principal and accrued interest is not paid on December 1, 2014, the principal and accrued interest is assessed interest at an annual rate of 5% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on December 1, 1, 2015.

On March 10, 2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancellation of the balance due under a promissory note totaling $41,361. The Company recognized a $4,106,639 loss on the transaction.

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

The following discussion and analysis provides information which management of 3DX Industries, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

RESULTS OF OPERATIONS

Plan of Operation

As of January 31, 2014, we had $12,395 of cash on hand. We incurred operating expenses in the amount of $9,547,185 during the quarter ended January 31, 2014, of which $9,450,000 was attributed to stock-based compensation. These operating expenses were comprised of officer’s compensation, general and administrative expenses, professional fees, consulting fees, and other miscellaneous expenses.

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

In December of 2013 the company purchased its first 3D Metal Printing System, the M-Flex 3D Metal Printer for $750,000. Terms of the purchase required the company to pay in three installments, the first being $75,000 upon initial signing of the purchase order, which was paid; $375,000 to be paid on or  before June 1, 2014 and the remaining balance due on or before September 1, 2014.

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

For the three months ended January 31, 2014, as compared to the three months ended January 31, 2013.

Revenues

The Company did not generate any revenues during the three month period ended January 31, 2014 or for the three months ended January 31, 2013.

Expenses

For the three months ended January 31, 2014, total operating expenses were $9,547,185 as compared to $208,399 for the three months ended January 31, 2013. This is a 4,481% increase in operating expenses for 2014 compared to 2013 and can be attributed primarily to an a net increase in 2014 of stock-based compensation of approximately $9,300,000, attributed to the 30,000,000 shares of common stock issued to the Company’s president during the period.

Working Capital
	January 31, 2014	January 31, 2013	Difference

Current Assets	$12,395	$10,053	$2,342
Current Liabilities	$1,142,010	$235,187	$(906,823)
Working Capital	$(1,129,615)	$(225,134)	$(904,481)

Cash Flows
	Quarter Ended January 31, 2014	Quarter Ended January 31, 2013
Net Cash (Used) in Operating Activities	$(91,249)	$(36,271)
Net Cash (Used) in Investing Activities	$(76,250)	$-
Net Cash Provided by Financing Activities	$177,434	$26,300
Net Effect of Foreign Currency Translation	$-	$-
Net Increase (Decrease) in Cash During the Period	$9,935	$(9,971)

Interest Expense

Interest expense for the quarter ended January 31, 2014 totaled $7,833. Interest expense for the quarter ended January 31, 2013 was $1,148. Interest expense in both years mainly consisted of interest accruing on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of January 31, 2014 is $12,395.

Our Company has funded some of its operations through debt financing with related and non-related party transactions.

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

Going Concern

For the quarter ended January 31, 2014, our Company has a comprehensive loss of $0 and a combined accumulated deficit of $14,612,403. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2014.

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

As previously reported, on November 23, 2013, Thirty Million (30,000,000) shares of restricted common stock were issued to the Company’s CEO, Roger Janssen, pursuant to his Executive Employment Agreement dated December 18, 2013.

2.	Subsequent Issuances:

On March 10, 2014, the Company issued 4,880,000 shares of restricted common stock, at a conversion rate of $0.01 per share in cancellation of debt totaling $41,361.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DICSLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

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

AMAROK RESOURCES, INC.

Date: March 24, 2014	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Principal Executive Officer, Principal Accounting Officer, President, CEO and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

