Form 10-Q
period 2014-04-30
3DX Industries, Inc.
filed 2014-06-18
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☑ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of June 16, 2014, there were 36,461,409 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Balance Sheet as of the Six Months Ended April 30, 2014 and Audited Consolidated Balance Sheet as of October 31, 2013	F-2
Unaudited Condensed Statement of Operations for the Three and Six Months Ended April 30, 2014 and 2013, and Cumulative Since Inception	F-3
Unaudited Condensed Statement of Cash Flows for the Six Months Ended April 30, 2014 and 2013, and Cumulative Since Inception	F-4
Notes to Condensed Financial Statements Unaudited	F-5

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Unaudited Condensed Balance Sheets

	April 30,	October 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$12,180	$2,460
Security deposit	—	1,200
Prepaid insurance	4,841	—
Total current assets	17,021	3,660

Mining properties	689,710	689,710

Property and equipment
Manufacturing equipment (idle)	1,231,205	—
Furnace, (net of accumulated depreciation of $271)	22,483
Furniture and fixtures	638

Other assets
Website development, (net of accumulated
amortization of $886)	3,234	864
Security deposit	4,275	—

Total assets	$1,968,566	$694,234

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$98,581	$68,241
Accrued interest	2,988	—
Deferred rent payable	7,235
Payables to related parties	216,885	139,422
Equipment purchase payable	667,754	—
Accrued compensation - related party,
convertible	175,000	175,000
Note payable - related party	66,216	30,086
Note payable - unrelated party	—	52,672
Total current liabilities	1,234,659	465,421

Long-term liabilities
Convertible note payable - related party	500,000	—
Convertible notes payable - unrelated party	153,760	—
Note payable - unrelated parties	58,362	—
Total long-term liabilities	712,122	—

Total liabilities	1,946,781	465,421

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001
par value, 36,461,409 shares issued
at April 30, 2014 and 1,581,409 issued and
outstanding at October 31, 2013	36,461	1,581
Additional paid-in capital	19,581,532	5,286,410
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(19,434,418)	(4,897,388)

Total stockholders' equity	21,785	228,813

Total liabilities and stockholders' equity	$1,968,566	$694,234

The accompanying notes are an integral part of these financial statements.

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Unaudited Condensed Statements of Operations

					From
					February 1,
					2010 through
	For the Three Months Ended		For the Six Months Ended		April 30, 2014
	April 30,		April 30,		(Exploratory
	2014	2013	2014	2013	Stage)

Revenue	$—	$—	$—	$—	$—

Operating expenses
Exploratory costs	—	20,000		20,000	3,338,276
Impairment loss	—	—		—	322,000
Contributed services	—	—		—	250
Officer's compensation, including stock-based compensation of $0, $0, $9,450,000, $0 and $9,450,000	45,000	—	9,529,000	—	9,529,000
Management fees, including stock-based compensation of $0, $0, $0, $148,077, and $148,077	—	45,000	11,000	238,077	723,077
Outside services	19,918	—	19,918		19,918
Professional services	36,158	12,803	48,419	20,733	397,253
Rent	13,976	3,546	27,510	7,023	80,782
Other general and administrative expenses	23,960	4,873	50,349	8,788	164,584
Total operating expenses	139,012	86,222	9,686,196	294,621	14,575,140

Other income (expense)
Net gain on settlement of indebtedness	(4,831,200)	—	(4,829,408)		(4,829,408)
Interest income	1		1	1	1,901
Interest expense	(13,594)	(1,199)	(21,427)	(2,347)	(31,771)
Total other income (expense)	(4,844,793)	(1,199)	(4,850,834)	(2,346)	(4,859,278)

Net loss	$(4,983,805)	$(87,421)	(14,537,030)	(296,967)	$(19,434,418)

Net loss per common share -
basic and diluted	$(0.14)	$(0.06)	$(0.48)	$(0.19)

Weighted average number of common
shares outstanding	35,419,611	1,581,409	30,485,276	1,581,409

The accompanying notes are an integral part of these financial statements.

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Unaudited Condensed Statements of Cash Flows

			February 1, 2010
			through
	For the Six Months Ended		April 30, 2014
	April 30,		(Exploratory
	2014	2013	Stage)
Cash flows from operating activities:
Net loss	$(14,537,030)	$(296,967)	$(19,434,418)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	271	—	271
Amortization expense - conversion feature on accrued compensation	—	148,077	148,077
Amortization expense - website development	250	250	886
Net loss on settlement of debt	4,829,408	—	4,829,408
Impairment loss	—	—	322,000
Stock-based compensation	9,450,000	—	10,098,819
Contributed services and rent	—	—	250
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(4,841)	1,182	(4,841)
(Increase) in security deposit	(4,275)	—	(5,475)
Increase (decrease) in accounts payable	27,715	(9,066)	84,674
Increase in deferred rent	7,235	—	7,235
Increase in accrued interest	21,427	1,379	25,385
Increase in accrued compensation - related parties	73,000	91,361	387,018
Net cash used in operating activities	(136,840)	(63,784)	(3,540,711)

Cash flows from investing activities:
Investments in mining properties	—	—	(120,969)
Equipment purchases	(92,773)	—	(92,773)
Website development	(2,620)	—	(4,120)
Net cash used in investing activities	(95,393)	—	(217,862)

Cash flows from financing activities:
Proceeds from issuance of common stock net of offering costs	—	—	3,450,000
Proceeds from third party borrowing	250,000	46,300	328,800
Repayments on third party borrowing	(12,510)		(12,510)
Proceeds from related party borrowing	24,038		24,038
Repayments on related party borrowing	(19,575)		(19,575)
Net cash provided by financing activities	241,953	46,300	3,770,753

Increase (decrease) in cash	9,720	(17,484)	12,180
Cash - beginning of period	2,460	18,824	—

Cash - end of period	$12,180	$1,340	$12,180

Supplemental disclosures of cash flow information:
Interest paid	$4,729	$—	$4,795
Income taxes paid	$—	$—	$—
Non-cash investing and financing activities:
On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancelation of $48,800 of indebtedness. The Company recognized a loss on the extinguishment of the debt in the amount of $4,831,200 that was charged to operations.

In November 2013, the Company settled with the landlord of the office it was renting in Rancho Margarita, California for $4,010. The Company recognized a gain on the settlement in the amount of $1,793.
Pursuant to the terms of Mr. Janssen's executive employment agreement the Company issued him 30,000,000 shares of its common stock valued at $9,450,000, which was charged to operations.

On December 18, 2013, the Company acquired various equipment relating to its 3D metal imaging business from Mr. Janssen, the Company's President, for $500,000. The $500,000 is evidenced by a promissory note which is assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the principal and an accrued unpaid interest fully due and payable on December 15, 2018.

On December 23, 2013, the Company purchased manufacturing equipment relating to its 3D metal imaging business from an unrelated third party. The total purchase price is $750,000 of which $75,000 was paid upon delivery. The remaining balance of $675,000 is payable in two equal installments of $337,500. The first installment is due June 1, 2014 and the second installment is due September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase pursuant to ASC Topic 835-30-25, "Imputation of Interest" (see Note 5).

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2014 had a combined accumulated deficit of $19,596,208 and had negative working capital of $1,217,638. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of April 30, 2014, and the results of its operations and cash flows for the three and six months ended April 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 filed with the Commission on February 13, 2014.

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

As of April 30, 2014, the majority of the Company’s equipment was in the process of being installed. The Company continues testing of its 3D Metal Printing System which is being depreciated on the straight-line method over the seven year estimated life. Depreciation expense for the three months and six months ended April 30, 2014 totaled $271. The Company will commence depreciating the remaining equipment over their estimated useful lives at the time the respective equipment is placed in service.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at April 30, 2014 were impaired.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2014. The Company’s financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at April 30, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $4,007 in fees due Santeo Financial Corporation at April 30, 2014 into 4,007,183 common shares. Potential common shares at April 30, 2013 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 60,000 shares of common stock and options exercisable into 10,000 shares of common stock.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF’s on any of the convertible debt it issued during the six months ended April 30, 2014.

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

On or before December 31, 2015 $ 500,000

On or before December 31, 2017 $2,000,000

On or before December 31, 2019 $2,500,000

Trio is a company incorporated in the Province of Alberta, Canada. Trio’s current President is the father of one of the Company’s managers.

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

Mining properties at April 30, 2014 consist of the following:

Beginning balance –November 1, 2013	$689,710
Acquisition related costs	—
Ending balance – April 30, 2014	$689,710

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

Total consulting fees charged to operations for the three months ended April 30, 2014 and 2013 amounted to $0 and $45,000, respectively. Total consulting fees charged to operations for the six months ended April 30, 2014 and 2013 amounted to $11,000 and $238,077 (including stock based compensation of $148,077), respectively. Accrued compensation due Santeo at April 30, 2014 amounted to $306,000, of which $175,000 is reflected on the accompanying balance sheet in accrued compensation – related party, convertible. The remaining balance of $131,000 due Santeo is reflected on the accompanying balance sheet and is included in other payables – related parties.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $9,450,000 based upon the trading price of the shares on the date of grant. Officer’s compensation expense for the three months ended April 30, 2014 totaled $45,000. Officer’s compensation for the six months ended April 30, 2014 amounted to $9,529,000 including the indicated stock based compensation of $9,450,000. Accrued compensation due Mr. Janssen as of April 30, 2014 amounted to $67,000, which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $67,000 is net of $12,000 that was actually paid to Mr. Janssen during the six months ended April 30, 2014.

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at April 30, 2014 totaled $502,988 of which the accrued interest of $2,988 was classified as a short-term liability and the $500,000 was classified as a long-term liability .The accrued interest of $2,988 was charged to operations.

On September 9, 2013, the Company borrowed $30,000 from a relative of a shareholder. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on May 1, 2014. The balance of this obligation on April 30, 2014 amounted to $30,958. Accrued interest charged to operations for the six months ended April 30, 2014 and 2013 amounted to $871 and $0, respectively.

On March 7, 2014, the Company borrowed an additional $35,000 from the same relative as discussed above. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on December 31, 2014. The balance of this obligation on April 30, 2014 amounted to $35,259. Accrued interest charged to operations for the six months ended April 30, 2014 amounted to $259.

During the six months ended April 30, 2014, R. Janssen advanced the Company a total of $24,038 of which $19,575 was repaid during the six-month period. The balance of $4,463 is unsecured, non-interest bearing and due upon demand.

NOTE 5 - EQUIPMENT PURCHASE PAYABLE

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid. The remaining $675,000 is payable in two equal installments of $337,500. The first installment was due on June 1, 2014 and the final installment is due on September 1, 2014. The June 1, 2014 payment was not met and the Company is in discussions with the equipment provider to extend the terms of the 1st payment. The terms of the installment payments do not include a stated interest rate. The Company accounted for the purchase under ASC Topic 835-30-25 “Imputation of Interest”, discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The balance due on this obligation at April 30, 2014 adjusted for the unamortized discount amounted to $667,754, including accreted interest of $11,549 that was charged to operations.

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party of which $26,300 was received in January 2013 and $20,000 was received in February 2013. The loans are evidenced by an unsecured promissory note. The $46,300 and interest of $2,500 was fully due and payable on July 1, 2013. As the outstanding principal and accrued interest were not paid on July 1, 2013, the principal and accrued interest is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. In addition, the unrelated third party advanced an additional $2,500 on June 21, 2013. The $2,500 is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. During the six months ended April 30, 2014, the Company received an additional $65,000 and repaid a total of $12,510 of which $4,729 was applied against accrued interest and $7,781 was applied against principal. On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for canceling $48,800 of debt. The Company valued the shares at their respective market value of $4,880,000 and recorded a loss on the debt extinguishment of $4,831,200, which was charged to operations. The outstanding balance at April 30, 2014 amounted to $58,362. Accrued interest charged to operations for the three months ended April 30, 2014 and 2013 totaled $1098 and $0, respectively. Accrued interest charged to operations for the six months ended April 30, 2014 and 2013 totaled $2,000 and $0, respectively.

In addition to the loans indicated above, the third party advanced $150,000 to the Company on November 5, 2014. The $150,000 is evidenced by a unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at April 30, 2014 amounted to $153,760. Accrued interest charged to operation for the three months and six months ended April 30, 2014 and 2013 totaled $3,760 and $1,828, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

For the six months ended April 30, 2014

On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancelation of $48,880 of debt due an unrelated third party. The Company recognized a loss from the extinguishment of the debt totaling $4,831,200, which was charged to operations.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $9,450,000 based upon the trading price of the shares on the date of grant.

For the six months ended April 30, 2013

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

Deferred tax assets resulting from stock based compensation and net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At April 30, 2014, the Company’s gross deferred tax asset totaled $4,700,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

As of April 30, 2014, the Company had estimated federal net operating loss carry forwards totaling approximately $3,986,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2034. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the six months ended April 30, 2014 or for the six months ended April 30, 2013.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the six months ended April 30, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

NOTE 9 - SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology.

For the three months ended April 30, 2014
	Revenues	Segment operating earnings (losses)	Depreciation depletion and amortization
Mineral exploration	$—	$—	$—
Manufacturing	—	(37,663)	(271)
	$—	$(37,663)	$(271)

Segment operating earnings reflect revenues, net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before incomes tax as follows:

	Three months	Three months
	ended	ended
	April 30, 2014	April 30, 2013	**

Segment operating earnings	$(37,934)
General and administrative expenses	(93,244)
Operating loss	(131,178)
Other income	(4,831,200)
Interest Expense	(21,427)
Net loss before income taxes	$(4,983,805)

** Total activity during the three months ended April 30, 2013 pertain to mineral exploration activities.

For the six months ended April 30, 2014

			Depreciation
		Segment operating	depletion and
	Revenues	earnings (losses)	amortization
Mineral exploration	$—	$(11,000)	$—
Manufacturing	—	(107,740)	(271)
	$—	$(118,740)	$(271)

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Six months	Six months
	ended	ended
	April 30, 2014	April 30, 2013	**

Segment operating earnings	$(119,001)
General and administrative expenses	(9,567,194)
Operating loss	(9,686,195)
Other income	(4,829,408)
Interest Expense	(21,427)
Net loss before income taxes	$(14,537,030)

** Total activity during the six months ended April 30, 2013 pertain to mineral exploration activities.

Identifiable assets by industry segments are as follows:

Mineral exploration	$689,710
Manufacturing	1,263,441
Other	15,415
$1,968,566

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years. Rent expense charged to operations for the six months ended April 30, 2014 amounted to $15,785.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of April 31, 2014 during the term of the respective lease and in the aggregate are as follows:

April 30,
2015	$51,300
2016	42,750
Total minimum lease payments	$94,050

NOTE 11 - SUBSEQUENT EVENTS

None.

[END NOTES TO FINANCIALS]

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Plan of Operation

As of April 30, 2014, we had $12,180 of cash on hand. We incurred operating expenses in the amount of $139,010 during the quarter ended April 30, 2014, of which $45,000 was attributed to stock-based compensation, $19,918 was attributed to outside services, $36,158 was attributed to professional services, $13,976 was attributed to rent, and the remaining $23,958 was for other general and administrative expenses.

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

In December of 2013 the Company purchased its first 3D Metal Printing System, the M-Flex 3D Metal Printer for $750,000. Terms of the purchase required the company to pay in three installments, the first being $75,000 upon initial signing of the purchase order, which was paid; $375,000 to be paid on or before June 1, 2014 and the remaining balance due on or before September 1, 2014. The June 1, 2014 payment was not met and the Company is in discussions with the equipment provider to extend the terms of the 1st payment.

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

For the period ended April 30, 2014, as compared to the period ended April 30, 2013.

Revenues

The Company did not generate any revenues during the three month period ended April 30, 2014 or for the three months ended April 30, 2013.

Expenses

For the three months ended April 30, 2014, total operating expenses were $139,010 as compared to $86,222 for the three months ended April 30, 2013. This is a 61.22% increase in operating expenses for 2014 compared to 2013 and can be attributed primarily to an increase in outside services, professional services, rent and other general and administrative expenses.

Working Capital	April 30, 2014	October 31, 2013
			Difference
Current Assets	$17,021	$3,660	$13,361
Current Liabilities	$1,234,659	$465,421	$(769,238)
Working Capital	$(1,217,638)	$(461,761)	$(755,877)

Cash Flows
	Six Months Ended April 30, 2014	Six Months Ended April 30, 2013
Net Cash (Used) in Operating Activities	$(136,840)	$(63,784)
Net Cash (Used) in Investing Activities	$(95,393)	$—
Net Cash Provided by Financing Activities	$241,953	$46,300
Net Effect of Foreign Currency Translation	$—	$—
Net Increase (Decrease) in Cash During the Period	$9,720	$(17,484)

Interest Expense

Interest expense for the quarter ended April 30, 2014 totaled $13,594. Interest expense for the quarter ended April 30, 2013 was $1,199. Interest expense in both years mainly consisted of interest accruing on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of April 30, 2014 is $12,180.

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

Going Concern

For the quarter ended April 30, 2014, our Company has a net loss of $4,983,805 and a combined accumulated deficit of $19,596,208. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off-balance sheet transactions  that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

None.

2.	Subsequent Issuances:

None.

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

AMAROK RESOURCES, INC.

Date: June 18, 2014	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Principal Executive officer
Principal Accounting officer
President, CEO and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

