Form 10-Q
period 2014-07-31
3DX Industries, Inc.
filed 2014-09-22
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

☐ Yes ☑ No

As of September 15, 2014, there were 37,462,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Balance Sheet as of the Nine Months Ended July 31, 2014 and Audited Consolidated Balance Sheet as of October 31, 2013	F-2
Unaudited Condensed Statement of Operations for the Three and Nine Months Ended July 31, 2014 and 2013, and Cumulative Since Inception	F-3
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended July 31, 2014 and 2013, and Cumulative Since Inception	F-4
Notes to Condensed Financial Statements Unaudited	F-5

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Unaudited Condensed Balance Sheets

	July 31,	October 31,
	2014	2013

Current assets
Cash and cash equivalents	$15,018	$2,460
Security deposit	—	1,200
Prepaid insurance	3,228	—
Total current assets	18,246	3,660

Mining properties	689,710	689,710

Property and equipment
Manufacturing equipment	1,231,205	—
Furnace	23,366	—
Furniture and fixtures	638	—
Less accumulated depreciation	(30,164)	—
Total property and equipment	1,225,045	—

Other assets
Website development, (net of accumulated amortization of $1,011)	3,109	864
Security deposit	4,275	—
Total other assets	7,384	864

Total assets	$1,940,385	$694,234

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$108,351	$68,241
Accrued interest	5,059	—
Deferred rent payable	10,523
Payables to related parties	247,614	139,422
Equipment purchase payable	673,242	—
Accrued compensation - related party, convertible	174,000	175,000
Note payable - related party	66,595	30,086
Note payable - unrelated party	89,268	52,672
Total current liabilities	1,374,652	465,421

Long-term liabilities
Convertible note payable - related party	500,000	—
Convertible notes payable - unrelated party	155,675	—
Note payable - unrelated parties	52,097	—
Total long-term liabilities	707,772	—

Total liabilities	2,082,424	465,421

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at July 31, 2014 and 1,581,409 issued and outstanding at October 31, 2013	37,460	1,581

Additional paid-in capital	19,581,532	5,286,410
Accumulated deficit	(161,790)	(161,790)
Deficit accumulated during the exploratory stage	(19,599,241)	(4,897,388)

Total stockholders' equity	(142,039)	228,813

Total liabilities and stockholders' equity	$1,940,385	$694,234

The accompanying notes are an integral part of these financial statements.

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Unaudited Condensed Statements of Operations

					February 1, 2010
					through
	For the Three Months Ended		For the Nine Months Ended		July 31, 2014
	July 31,		July 31,		(Exploratory
	2014	2013	2014	2013	Stage)

Revenues	$—	$—	$—	$—	$—

Operating expenses
Exploratory costs	—	—		20,000	3,338,276
Impairment loss	—	—		—	322,000
Contributed services	—	—		—	250
Officer's compensation, including stock-based compensation of $0, $0, $9,450,000, $0 and $9,450,000	31,500	—	9,560,500	—	9,560,500
Management fees, including stock-based compensation of $0, $0, $0, $148,077, and $148,077	—	45,000	11,000	283,077	723,077
Professional services	6,988	14,667	75,325	35,399	424,159
Research and development	56,789	—	56,789		56,789
Rent	5,327	3,546	32,837	10,570	86,169
Other general and administrative expenses	52,363	2,127	102,712	10,915	216,947
Total operating expenses	152,967	65,340	9,839,163	359,961	14,728,107

Other income (expense)
Net gain on settlement of indebtedness	—	—	(4,829,408)	—	(4,829,408)
Interest income	—	—	1	2	1,901
Interest expense	(11,856)	(1,829)	(33,283)	(4,177)	(43,627)
Total other income (expense)	(11,856)	(1,829)	(4,862,690)	(4,175)	(4,871,134)

Net loss	$(164,823)	$(67,169)	(14,701,853)	(364,136)	$(19,599,241)

Net loss per common share -
basic and diluted	$(0.00)	$(0.04)	$(0.45)	$(0.23)

Weighted average number of common
shares outstanding	36,841,844	1,581,409	32,627,416	1,581,409

The accompanying notes are an integral part of these financial statements.

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

(An Exploratory Stage Company)

Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended		From February 1, 2010 to July 31, 2014
	July 31,		(Exploratory
	2014	2013	Stage)
Cash flows from operating activities:
Net loss	$(14,701,853)	$(364,136)	$(19,599,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,164	—	30,164
Amortization expense - conversion feature on accrued compensation	—	148,077	148,077
Amortization expense - website development	375	375	1,011
Net loss on settlement of debt	4,829,407	—	4,829,407
Impairment loss	—	—	322,000
Stock-based compensation	9,450,000	—	10,098,819
Contributed services and rent	—	—	250
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(3,228)	1,182	(3,228)
(Increase) in security deposit	(4,275)	—	(5,475)
Increase (decrease) in accounts payable	37,487	8,524	94,445
Increase in deferred rent	10,523	—	10,523
Increase in accrued interest	33,283	3,208	37,241
Increase in accrued compensation - related parties	108,191	136,361	422,210
Net cash used in operating activities	(209,926)	(66,409)	(3,613,797)

Cash flows from investing activities:
Investments in mining properties	—	—	(120,969)
Equipment purchases	(93,386)	—	(93,386)
Website development	(2,620)	—	(4,120)
Net cash used in investing activities	(96,006)	—	(218,475)

Cash flows from financing activities:
Proceeds from issuance of common stock net of offering costs	—	—	3,450,000
Proceeds from third party borrowing	331,000	48,800	409,800
Repayments on third party borrowing	(12,510)		(12,510)
Proceeds from related party borrowing	24,038		24,038
Repayments on related party borrowing	(24,038)		(24,038)
Net cash provided by financing activities	318,490	48,800	3,847,290

Increase (decrease) in cash	12,558	(17,609)	15,018
Cash - beginning of period	2,460	18,824	—

Cash - end of period	$15,018	$1,215	$15,018

Supplemental disclosures of cash flow information:
Interest paid	$4,729	$—	$4,795
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:

On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancelation of $48,800 of indebtedness. The Company recognized a loss on the extinguishment of the debt in the amount of $4,831,200 that was charged to operations.

On June 20, 2014, the holder of the $175,000 of convertible accrued compensation assigned $1,000 of the amount due to a third party.

On June 26, 2014, the above indicated assignee converted $1,000 of accrued compensation due in exchange for 1,000,000 shares of the Company's common stock at the conversion price of $.001 per share. No gain or loss was recognized on the conversion and issuance of the common shares.

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

Going Concern

The Company has incurred net losses since inception, and as of July 31, 2014 had a combined accumulated deficit of 19,761,031 and had negative working capital of $1,356,406. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2014, and the results of its operations and cash flows for the three and nine months ended July 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 filed with the Commission on February 13, 2014.

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

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements; maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation charged to research and development during the three and nine months ended July 31, 2014 amounted to $29,878. Depreciation expense classified to operations for the three months and nine months ended July 31 2014 amounted $15 and $286, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at July 31, 2014 were impaired.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2014. The Company’s financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, Earnings Per Share (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at July 31, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $4,117 in fees due Santeo Financial Corporation at July 31, 2014 into 4,117,060 common shares. Potential common shares at July 31, 2013 that have been excluded from the computation of diluted net loss per share include warrants exercisable into 60,000 shares of common stock and options exercisable into 10,000 shares of common stock.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF’s on any of the convertible debt it issued during the nine months ended July 31, 2014.

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

Mining properties at July 31, 2014 consist of the following:

Beginning balance –November 1, 2013	$689,710

Acquisition related costs	$—

Ending balance – July 31, 2014	$689,710

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

Effective December 18, 2013, the terms of the above indicated option grant were modified limiting the number of conversion shares Santeo can receive and hold at any point in time to no more than 9.99% of the Company’s common stock then outstanding. In June 2014, Santeo assigned $1,000 of accrued compensation due it to a third party, who converted the $1,000 into 1,000,000 shares of the Company’s common stock at a conversion price of $.001 per share

Total consulting fees charged to operations for the three months ended July 31, 2014 and 2013 amounted to $0 and $45,000, respectively. Total consulting fees charged to operations for the nine months ended July 31, 2014 and 2013 amounted to $11,000 and $238,077 (including stock based compensation of $148,077), respectively. Accrued compensation due Santeo at June 31, 2014 amounted to $305,000, of which $174,000 is reflected on the accompanying balance sheet in accrued compensation – related party, convertible. The remaining balance of $131,000 due Santeo is reflected on the accompanying balance sheet and is included in other payables – related parties.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $9,450,000 based upon the trading price of the shares on the date of grant. Officer’s compensation expense for the three months ended July 31, 2014 totaled $45,000 of which $13,500 was charged to research and development and the remaining $31,500 was charged to other expenses. Officer’s compensation for the nine months ended July 31, 2014, 2014 amounted to $9,560,500 including the indicated stock based compensation of $9,450,000. Accrued compensation due Mr. Janssen as of July 31, 2014 amounted to $102,191, which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $102,191 is net of $21,809 that was actually paid to Mr. Janssen during the nine months ended July 31, 2014.

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at July 31, 2014 totaled $505,059 of which the accrued interest of $5,059 was classified as a short-term liability and the $500,000 was classified as a long-term liability .The accrued interest of $5,059 was charged to operations. The Company has not paid any accrued interest.

On September 9, 2013, the Company borrowed $30,000 from a relative of a shareholder. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on May 1, 2014. The outstanding balance was not paid on its due date. The balance of this obligation on July 31, 2014 amounted to $31,336. Accrued interest charged to operations for the nine months ended July 31, 2014 and 2013 amounted to $1,336 and $0, respectively.

On March 7, 2014, the Company borrowed an additional $35,000 from the same relative as discussed above. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on December 31, 2014. The balance of this obligation on July 31, 2014 amounted to $35,259. Accrued interest charged to operations for the nine months ended July 31, 2014 amounted to $259.

During the nine months ended July 31, 2014, R. Janssen advanced the Company a total of $24,038, which was fully repaid during the nine -month period.

NOTE 5 - EQUIPMENT PURCHASE PAYABLE

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate. The Company accounted for the purchase under ASC Topic 835-30-25 “Imputation of Interest” discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The balance due on this obligation at July 31, 2014 adjusted for the unamortized discount amounted to $673,242, including accreted interest of $16,994 that was charged to operations. The second installment of $375,000 due on June 1, 2014 was not paid. The Company is currently in negotiations with the lender as to modifying the terms of the debt.

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

During the nine months ended July 31, 2014, the Company received an additional $146,000 which is assessed interest at rates ranging from 5% to 11.55% per annum and mature at various dates through December 15, 2015. During the nine month period, the Company repaid a total of $12,510 of which $4,729 was applied against accrued interest and $7,781was applied against principal. On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for canceling $48,800 of debt. The Company valued the shares at their respective market value of $4,888,000 and recorded a loss on the debt extinguishment of $4,831,200, which was charged to operations. The outstanding balance at July 31, 2014 amounted to $141,365. Accrued interest charged to operations for the three months ended July 31, 2014 and 2013 totaled $2,003 and $0, respectively. Accrued interest charged to operations for the nine months ended July 31, 2014 and 2013 totaled $4,003 and $0, respectively.

In addition to the loans indicated above, the third party advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by a unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at July 31, 2014 amounted to $155,675. Accrued interest charged to operation for the three months and nine months ended July 31, 2014 and 2013 totaled $1,915 and $5,675, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

For the nine months ended July 31, 2014

As discussed in Note 4, in June 2014, Santeo assigned $1,000 of accrued compensation due it to a third party, who converted the $1,000 into 1,000,000 shares of the Company’s common stock at a conversion price of $.001 per share. The Company did not recognize any gain or loss on the conversion.

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

For the nine months ended July 31, 2013

The Company did not enter into any equity transactions during the nine months ended July 31, 2013.

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

Deferred tax assets resulting from stock based compensation and net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At July 31, 2014, the Company’s gross deferred tax asset totaled $4,990,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

As of July 31, 2014, the Company had estimated federal net operating loss carry forwards totaling approximately $4,150,000 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2034. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the nine months ended July 31, 2014 or for the nine months ended July 31, 2013.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine months ended July 31, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

NOTE 9 - SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology.

For the three  months ended July 31, 2014:

	Revenues	Segment operating earnings (losses)	Depreciation depletion and amortization
Mineral Exploration	$—	$—	$—
Manufacturing	—	(57,927)	(29,893)
	$—	$(57,927)	$(29,893)

Segment operating earnings reflect revenues net of operating costs and depreciation depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Three months ended	Three months ended
	July 31, 2014	July 31, 2013	**
Segment operating earnings	$(87,820)
General and administrative expenses	(65,147)
Operating loss	(152,967)
Other income	—
Interest expense	(11,856)
Net loss before income taxes	$(164,823)

**Total activity during the three months ended July 31, 2013 pertain to mineral exploration activities.

For the nine  months ended July 31, 2014:

	Revenues	Segment operating earnings (losses)	Depreciation depletion and amortization
Mineral Exploration	$—	$(11,000)	$—
Manufacturing	—	(165,667)	(30,164)
	$—	$(176,667)	$(30,164)

Segment operating earnings reflect revenues net of operating costs and depreciation depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	**
Segment operating earnings	$(206,831)
General and administrative expenses	(9,632,332)
Operating loss	(9,839,163)
Net loss on settlement of indebtedness	(4,829,408)
Other income	1
Interest expense	(33,283)
Net loss before income taxes	$(14,701,853)

**Total activity during the none months ended July 31, 2013 pertain to mineral exploration activities.

Identifiable assets by industry segment are as follows:

Mineral Exploration	$689,710
Manufacturing	1,232,547
Other	18,128
$1,940,385

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years. Rent expense charged to operations for the nine months ended July 31, 2014 amounted to $39,349 of which $6,511 was allocated to research and development. .

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2014 during the term of the respective lease and in the aggregate are as follows:

July 31,
2015	$55,575
2016	29,925
Total minimum lease payments	$85,500

NOTE 11 - SUBSEQUENT EVENTS

On August 4, 2014, the Company issued 1,000,000 shares of restricted common stock at a cost basis of $0.001 per share, pursuant a Conversion Notice related to certain convertible debts outstanding.

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

RESULTS OF OPERATIONS

Plan of Operation

As of July 31, 2014, we had $15,018 of cash on hand. We incurred operating expenses in the amount of $152,967 during the quarter ended July 31, 2014, of which $31,500 was attributed to compensation, $56,789 was attributed to research and development, $6,988 was attributed to professional services, $5,327 was attributed to rent, and the remaining $52,363 was for other general and administrative expenses.

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

In December of 2013 the Company purchased its first 3D Metal Printing System, the M-Flex 3D Metal Printer for $750,000. Terms of the purchase required the company to pay in three installments, the first being $75,000 upon initial signing of the purchase order, which was paid; $375,000 to be paid on or before June 1, 2014 and the remaining balance due on or before September 1, 2014. The June 1, 2014 payment was not met and the Company is in discussions with the equipment provider to extend the installment terms.

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

For the period ended July 31, 2014, as compared to the period ended July 31, 2013.

Revenues

The Company did not generate any revenues during the nine month period ended July 31, 2014 or for the nine months ended July 31, 2013.

Expenses

For the three months ended July 31, 2014, total operating expenses were $152,967 as compared to $65,340 for the three months ended July 31, 2013. This is a 134.11% increase in operating expenses for 2014 compared to 2013 and can be attributed primarily to an increase in research and development, and other general and administrative expenses.

 Working Capital

Cash Flows

	July 31, 2014	October 31, 2013	Difference
Current Assets	$18,246	$3,660	$14,586
Current Liabilities	$1,374,652	465,421	$(909,231)
Working Capital	$(1,356,406)	$(461,761)	$(894,645)

	Nine Months Ended July 31, 2014	Nine Months Ended July 31, 2013
Net Cash (Used) in Operating Activities	$(209,926)	$(66,409)
Net Cash (Used) in Investing Activities	(96,006)	—
Net Cash Provided by Financing Activities	318,490	48,800
Net Effect of Foreign Currency Translation	—	—
Net Increase (Decrease) in Cash During the Period	$12,558	$(17,609)

Interest Expense

Interest expense for the quarter ended July 31, 2014 totaled $11,856. Interest expense for the quarter ended July 31, 2013 was $1,829. Interest expense in both years mainly consisted of interest accruing on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of July 31, 2014 is $15,018.

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

Going Concern

For the quarter ended July 31, 2014, our Company has a net loss of $164,823 and a combined accumulated deficit of $19,761,031. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2014.

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

On August 4, 2014, the Company issued 1,000,000 shares of restricted common stock at a cost basis of $0.001 per share, pursuant a Conversion Notice related to certain convertible debts outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DICSLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
4.04	Amended Articles of Incorporation, effective November 18, 2013	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.06	Executive Employment Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.07	Equipment Purchase Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.08	Acquisition and Option Agreement, dated October 8, 2013 by and between the Company and Trio Gold Corp.	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
10.09	Agreement between the Company and Dragon Resource Holdings Inc. dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
16.01	Auditor Letter from M&K CPAS, PLLC dated September 3, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAROK RESOURCES, INC.

Date: September 22, 2014	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Principal Executive Officer Principal Accounting Officer President, CEO and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

