Form 10-K
period 2014-10-31
3DX Industries, Inc.
filed 2015-02-13
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,026,185.20, based upon the price ($1.40) at which the common stock was last sold as of April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of February 13, 2015, there were 37,462,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Business Summary

3DX Industries, Inc. is a public company trading on the OTCQB market under the symbol DDDX. The Company was previously traded under the symbol “AMOK” and was engaged in the acquisition, exploration and development of mineral properties on an international scale for future commercial development and production. The Company focused primarily on projects with Gold, Silver and base metal potential. Due to a downturn in the resource and exploration sector, the Company decided that a new business focus would be beneficial and changed its name to 3DX Industries, Inc., effective November 22, 2013. 3DX Industries, Inc.’s new business focus is in the manufacturing sector through additive manufacturing and precision machining including 3D Metal printing. On December 18, 2013, the Company entered into an Equipment Purchase Agreement with Roger Janssen pursuant to which the Company purchased certain assets of Key Manufacturing (Key), a precision manufacturing company with over 30 years in the industry. As of October 31, 2014, the Company has not yet generated revenues from operations.

The Company’s manufacturing services will include additive manufacturing through its 3D Metal Printing and Composite Printing Systems, and more traditional manufacturing methods using CNC precision machining processes. 3DX uses a binder jet additive manufacturing system for 3D Metal printing. The 3D Metal printing process materializes an object—or mold for an object—layer by layer out of powdered material, a chemical binder and a digital file. The process of metal printing allows for the creation, or materialization of Complex internal geometries, undercuts, angled passages and multi-piece assemblies with accuracy and less waste/environmental impact. The 3D Printing Process is highly accurate and capable of printing complex geometric parts.

The Company uses a Composite printing system for its plastic parts and for some initial prototype work to give clients the look and feel of the finished part or object prior to final production. 3DX also has a fully operational CNC machine shop in house consisting of fifteen various CNC machining centers including four fanuc robo-drills and numerous additional support equipment. Having a precision machining center under the same roof as our additive manufacturing systems allows for the complete one stop shop advantage we offer to our customers. 3DX will continually seek to expand the range of size and geometric complexity of the parts we can make using these processes The Company will continue to expand the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply using the latest technology in order to better serve our client base.

We have the ability to serve product developers worldwide who bring new ideas to market in the form of products, industrial and consumer, containing one or more custom parts and components. Many of these product developers use 3D CAD software to create digital models representing their custom part designs that are then used to create physical parts for prototyping, functional testing, market evaluation and/or production. Custom prototype parts play a critical role in the product development process, as they provide product developers with the ability to confirm their intended performance requirements and explore design alternatives.

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

Competition

We compete in a marketplace that is still primarily using conventional methods of product-making and prototype development and the market is currently limited to major manufacturing corporations mainly for in house product development. Our Company focus is on the design and manufacture of industrial and consumer products using both 3D metal printing technology and conventional precision machining. This is a massive market covering a range of industries from aviation, automotive, military and medical to consumer products, such as Jewelry and Fashion, as well as technology proto-type products and equipment. Using 3D metal printing technology, 3DX will have the capability to provide products and services to anyone requiring a manufactured part.

We believe that we have competitive strengths that position us favorably and will enable us to become a leader in our markets. We also believe that currently there are few “job shop” type manufacturers such as 3DX, capable of offering precision machining services, 3D Metal printing and 3D Composite printing. Having all of these manufacturing process’s under one roof, and the expertise to integrate these process’s we believe is an advantage to our customers and sets us apart from many of our competitors. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on our market. As reported by Grand View Research, “some key industry participants include Stratasys Inc., 3D Systems Corporation, Envisiontec GmbH, and Materialise NV. Intensifying competition is expected to result in lowered prices and increased shipments in the 3D printing market in the coming years. With products maturing rapidly, and iteratively enhancing technology reducing the gap between objects made using this form of printing and conventional methods, the market is expected to witness growing demand” through 2020. See generally Grand View Research, 3D Printing Market Analysis By Application (Automotive, Aerospace, Medical), By Raw Material (Polymers, Metals, Ceramic) And Segment Forecasts To 2020, published December 2013. These companies could more directly compete with us, along with our existing competitors, and both could also launch new products and services that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Industry Trends

3D Metal Printing is quickly becoming known throughout the manufacturing industry as “cutting edge” as 3D printers can manufacture everything from toys to automotive parts. Not to be confused with 3D Plastic Printing, which has been around for some time, 3D Metal printing is a new and innovative method that will change the way products are currently manufactured.

Manufacturing can be described as either additive or subtractive. Subtractive manufacturing, which includes milling and lathing, is comparable to sculpting wherein a manufacturer starts with a block of metal which is chipped and shaved away until a statue or engine part emerges. In comparison, additive manufacturing is conducted through the successive layering of materials, without the intervention of cutting, drilling, etc., which come together in order to make one metal piece. Additive manufacturing is a more efficient process that can be used to create designs that cannot be made using traditional techniques. This technology differs from mass production, which results in a large volume of identical parts at low cost. While the majority of the items produced using this process have been mock-ups and prototypes, producers are migrating towards manufacturing low-volume products to be used across various industries. The foremost advantage of this technology is the production of spare parts which cannot be easily obtained otherwise.

3D printing helps in the production of reliable products and lowers the need for iterative product development, thus decreasing the time-to-market of new products. Furthermore, the process alleviates the wastage of raw material as in the case of machining, since only the amount of material necessary for the part under printing is used.Although these techniques are in the process of change, much of manufacturing today still falls in the subtractive category.

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

Our current business address is 6920 Salashan Pkwy Suite D101, Ferndale, WA 98248. Our telephone number is 360-244-4339. The space is approximately 8,588 square feet. We currently rent this space for approximately $4,502.00 per month. The lease terminates on February 29, 2016. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

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

The Company failed to pay the required $130,000 that was due on October 1, 2013 and is in default under the agreement..

In December 2014, the Company notified Trio of its intent to terminate its agreement on the Rodeo Creek Property. The Company will have no further interest in this project. The Company has earned a 2% Net Smelter Royalty on the property and has granted Trio the exclusive right and option at any time to buy back 100% of the Royalty by paying to the Company a cash consideration of $3,000,000.00 (USD) (the “Buy Back Option”). The Buy Back Option may be exercised at any time in part by Trio paying $1,500,000.00 (USD) for each one percent (1%) of the Royalty purchased by Trio.

McNeil Claims, Canada

The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. to assign all of its claims to Trio subject to it spending a total of CDN $5mm on or before December 31, 2018. The agreement calls for an exploration expenditure of CDN $500,000 on or before December 31, 2015, a further CDN $2.0mm on or before December 31, 2017 and a final CDN $2.5mm on or before December 31, 2019. Once the $5mm is expended, the claims will be assigned to Trio, and in exchange, Trio will grant the Company a 5% Net Smelter Return on production. The NSR can be purchased from the Company by Trio for a total of CDN $2mm per each 1%, totaling CDN $10mm

Night Hawk Property

The Company had staked 35 claims on property adjacent to the McNeil known as the Night Hawk Property.  The Night Hawk Claims border the McNeil claims to the west and consist of approximately 17,350 acres. The Company did not have sufficient funds to pay the fees required to renew the 35 claims and on October 8, 2013 it assigned its total interest in these claims to Trio in exchange for a 5% royalty on the net smelter returns generated from these claims. The Company granted Trio the option to purchase each 1% royalty interest for $2,000,000(CND). Trio was unable to raise sufficient funds for the development and required fee payments on the claims by November 2014 and as a result Trio has forfeited the claims resulting in a termination of the royalty option. The Company no longer has any interest in the claims.

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

The Company’s first payment of $10,000 was paid on June 24, 2010. On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias. As of January 31, 2012, the Company paid a total of $27,603 in fees towards property maintenance costs on the Cueva Blanca property.

The company has no further interest in this project.

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

Our common stock has been quoted on the Over the Counter Bulletin Board (OTCQB) since March 6, 2009 under the symbol “UKRA”. Subsequently, the Company changed its name to Amarok Resources and was quoted under the symbol “AMOK” from February 23, 2010 until December 23, 2013. On November 22, 2013, the Company’s name change from Amarok Resources, Inc. to 3DX Industries, Inc. became effective. Subsequently on December 23, 2013, the Company’s symbol changed from “AMOK” to “DDDX”. Because we are quoted on the OTCQB Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as derived from quotations provided by Yahoo Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	BID PRICE PER SHARE(1)
	HIGH	LOW

First Quarter (Nov. 1, 2012-Jan. 31, 2013)	$1.50	1.00
Second Quarter (Feb. 1, 2013-Apr. 30, 2013)	$1.50	0.50
Third Quarter (May 1, 2013-Jul. 31, 2013)	$1.00	0.50
Fourth Quarter (Aug. 1, 2013-Oct. 31, 2013)	$0.50	0.50
First Quarter (Nov. 1, 2013-Jan. 31, 2014)	$1.29	0.45
Second Quarter (Feb. 1, 2014-Apr. 30, 2014)	$7.00	0.74
Third Quarter (May 1, 2014-Jul. 31, 2014)	$1.82	0.34
Fourth Quarter (Aug. 1, 2014-Oct. 31, 2014)	$1.18	0.34

(1) The historical bid price per share retroactively reflects the 1 for 50 reverse split that was declared effective by FINRA on November 22, 2013.

Record Holders

Total shares of common stock issued and outstanding as of the date February 13, 2015 was 37,462,000, held by approximately 59 shareholders of record based on information provided by our transfer agent.

Recent Sales of Unregistered Securities;

On November 23, 2013, Thirty Million (30,000,000) shares of restricted common stock were issued to the Company’s CEO, Roger Janssen, pursuant to his Executive Employment Agreement dated December 18, 2013

On March 10, 2014, the Company issued 4,880,000 shares of restricted common stock, at a conversion rate of $0.01 per share in cancellation of debt totaling $41,361

On August 4, 2014, the Company issued 1,000,000 shares of restricted common stock at a cost basis of $0.001 per share, pursuant a Conversion Notice related to certain convertible debts outstanding.

Re-Purchase of Equity Securities

None

Dividends

Effective February 23, 2010, the Company authorized a 60:1 stock split.

On September 26, 2013 (the “Record Date”), the Company’s Board of Directors and shareholders holding the majority of issued and outstanding common stock approved a One (1) for Fifty (50) reverse stock split of its $0.001 par value common stock (the “Reverse Split”). The Reverse Split was declared effective by FINRA on November 22, 2013 (the “Effective Date”).The reverse stock split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company, except to the extent that the reverse stock split resulted in fractional share ownership. Further, any outstanding options, warrants and rights to purchase common stock as of the Effective Date were also subject to the adjustment and were decreased accordingly.

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

None

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONA ND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Plan of Operation

As of October 31, 2014, we had $2,074 of cash on hand. We incurred operating expenses in the amount of $6,125,471 during the year ended October 31, 2014, of which $4,800,000 was stock-based compensation. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, impairment losses and other miscellaneous expenses.

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

Revenues

The Company did not generate any revenues during the years ended October 31, 2014 and 2013.

Expenses

For the year ended October 31, 2014, total operating expenses were $6,125,471 as compared to $436,272 for the year ended October 31, 2013. This is a 1,304% increase in operating expenses for 2014 compared to 2013 and can be attributed to 1) a one-time impairment loss on our mining properties of $689,710; 2) an increase in officer’s compensation of $4,925,200 ($0 in 2013 compared to $4,925,200 in 2014; previously officers were compensated via management fees paid to a related company; management fees were $11,000 in 2014, compared to $328,077 in 2013); 3) an increase in research and development of $186,514 ($0 in 2013 compared to $186,514 in 2014), and; an increase in general and administrative expenses of $185,702 ($18,641 in 2013 compared to $204,316 in 2014).

Working Capital
	October 31, 2014	October 31, 2013	Difference
Current Assets	$3,688	$3,660	$(28)
Current Liabilities	$1,087,603	$465,421	$(622,182)
Working Capital	$(1,083,915)	$(461,761)	$(622,154)

Cash Flows
	Year Ended October 31, 2014	Year Ended October 31, 2013
Net Cash (Used) in Operating Activities	$(288,246)	$(95,164)
Net Cash (Used) in Investing Activities	$(102,630)	$—
Net Cash Provided by Financing Activities	$390,490	$78,800
Net Effect of Foreign Currency Translation	$—	$—
Net (Decrease) in Cash During the Period	$(386)	$(16,364)

Interest Expense

Interest expense for the year ended October 31, 2014 totaled $(50,486) and mainly consisted of interest accruing on certain outstanding accounts and notes payable. Interest expense for the twelve months ended October 31, 2013 was $(10,276).

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of October 31, 2014 is $2,074.

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

Going Concern

For the year ended October 31, 2014, our Company had a working capital deficit of $1,083,985. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business and ongoing operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS

3DX INDUSTRIES, INC.

(FORMERLY AMAROK RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

3DX Industries Inc.

Ferndale, WA

We have audited the accompanying balance sheet of 3DX Industries, Inc. (the “Company”) as of October 31, 2014 and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 3DX Industries, Inc.

(formerly Amarok Resources, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of 3DX Industries, Inc. (formerly Amarok Resources, Inc.) as of October 31, 2013, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2013. 3DX Industries, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DX Industries, Inc. (formerly Amarok Resources, Inc.) as of October 31, 2013, and the results of its operations and its cash flows for the year ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

________________________

Certified Public Accountants

Salt Lake City, Utah

February 13, 2014

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Balance Sheets

	October 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,074	$2,460
Security deposit	—	1,200
Prepaid insurance	1,614	—
Total current assets	3,688	3,660

Mining properties	0	689,710

Property and equipment
Manufacturing equipment	1,254,571	—
Furniture and fixtures	638	—
Computer equipment	1,005	—
Less accumulated depreciation	(75,585)	—
Total property and equipment	1,180,629	—

Other assets
Website development (net of accumulated amortization of $1,691 and $636)	2,429	864
Security deposit	4,275	—
Total other assets	6,704	864

Total assets	$1,191,021	$694,234
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$331,595	$68,241
Payables to related parties	149,135	139,422
Equipment purchase payable - current portion	196,378	—
Accrued compensation - related party, convertible	174,000	175,000
Current portion of note payable - unrelated party	236,495	82,758
Total current liabilities	1,087,603	465,421

Long-term liabilities
Equipment purchase payable	479,362
Convertible note payable - related party	500,000	—
Convertible notes payable - unrelated party	157,541	—
Note payable - unrelated parties	52,897	—
Total long-term liabilities	1,189,800	—

Total liabilities	2,227,403	465,421

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at October 31, 2014 and 1,581,409 issued and outstanding at October 31, 2013	37,461	1,581
Additional paid-in capital	14,931,530	5,286,410

Accumulated deficit	(16,055,373)	(5,059,178)

Total stockholders' equity	(1,086,382)	228,813

Total liabilities and stockholders' equity	$1,194,021	$694,234

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Operations

	For the Year Ended
	October 31,
	2014	2013

Revenue	$—	$—

Operating expenses
Exploratory costs, including stock based compensation of $0 and $0	—	20,000
Impairment loss	689,710	—
Contributed services	76,640	—
Officer's compensation, including stock-based compensation of $4,800,000 and $0	4,887,449	—
Management fees, including stock-based compensation of $0 and $148,077	146,000	328,077
Professional services	64,384	55,465
Rent	51,593	14,116
Other general and administrative expenses	198,733	18,614
Total operating expenses	6,114,509	436,272

Other income (expense)
Net gain on settlement of indebtedness	(4,831,200)	—
Interest expense	(50,486)	(10,276)
Total other income (expense)	(4,881,686)	(10,276)

Net loss	$(10,996,195)	(446,548)

Net loss per common share -
basic and diluted	$(0.33)	$(0.28)

Weighted average number of common
shares outstanding	33,434,888	1,581,409

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Changes in Stockholders’ Equity

For the Period from November 1, 2012 to October 31, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, October 31, 2012	1,581,409	1,581	5,138,333	(4,612,630)	527,284
Compensation recognized on option grant	—	—	148,077	—	148,077
Net loss for period	—	—	—	(446,548)	(446,548)
Balance, October 31, 2013	1,581,409	1,581	5,286,410	(5,059,178)	228,813
Issuance of common stock for services	30,000,000	30,000	4,770,000	—	4,800,000
Issuance of common stock in cancelation of indebtedness	4,880,000	4,880	4,875,120	—	4,880,000
Issuance of common stock on conversion of indebtedness	1,000,000	1,000	—	—	1,000
Net loss for period	—	—	—	(10,996,195)	(10,996,195)
Balance, October 31, 2014	37,461,409	$37,461	$14,931,530	$(16,055,373)	$(1,086,382)

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Cash Flows

	For the Year Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,996,195)	$(446,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75,585	—
Amortization expense - conversion feature on accrued compensation	—	148,077
Amortization expense - website development	1,055	500
Net loss on settlement of debt	4,831,200	—
Impairment loss	689,710	—
Stock-based compensation	4,800,000	—
Contributed services and rent	—	—
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(4,689)	1,182
Increase (decrease) in accounts payable	263,354	16,306
Increase (decrease) in accounts payable - related party	9,713	—
Increase in accrued interest	42,021	3,958
Increase in accrued compensation - related parties		181,361
Net cash used in operating activities	(288,246)	(95,164)
Cash flows from investing activities:
Investments in mining properties	—	—
Equipment purchases	(100,010)	—
Website development	(2,620)	—
Net cash used in investing activities	(102,630)	—
Cash flows from financing activities:
Proceeds from third party borrowing	253,000	78,800
Repayments on third party borrowing	(12,510)	44,742
Proceeds from related party borrowing	150,000	(44,742)
Repayments on related party borrowing	0	0
Net cash provided by financing activities	390,490	78,800
Increase (decrease) in cash	(386)	(16,364)
Cash - beginning of period	2,460	18,824
Cash - end of period	$2,074	$(2,460)
Supplemental disclosures of cash flow information:
Interest paid	$4,729	$—
Income taxes paid	$—	$—
Non-cash investing and financing activities:

On February 19,2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancelation of $48,800 of indebtedness. The Company recognized a loss on the extinguishment of the debt in the amount of $4,099,200 that was charged to operations.

On June 20, 2014, the holder of the $175,000 of convertible accrued compensation assigned $1,000 of the amount due to a third party.

On June 26, 2014, the above indicated assignee converted $1,000 of accrued compensation due in exchange for $1,000,000 shares of the Company's common stock at the conversion price of $.001 per share. No gain or loss was recognized on the conversion and issuance of the common shares.

In November 2013, the Company settled with the landlord of the office it was renting in Rancho Margarita, California for $4,010. The Company recognized a gain on the settlement in the amount of $1,793.

Pursuant to the terms of Mr. Janssen's executive employment agreement the Company issue him 30,000,000 shares of its common stock valued at $4,800,000, which was charged to operations.

On December 18, 2013, the Company acquired various equipment relating to its 3D metal imaging business from R Janssen, the Company's President, for $500,000. The $500,000 is evidenced by a promissory note which is assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the principal and an accrued unpaid interest fully due and payable on December 15, 2018.

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

The Accompanying notes are an integral part to the financials

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

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2014 had a combined accumulated deficit of $16,055,373 and had negative working capital of $1,083,915.These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the year ended October 31 2014 and 2013 amounted $75,585 and $0, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that the carrying cost of its mining properties were fully impaired and for the year ended October 31, 2014, the Company charged $689,710 to impairment loss.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2014. The Company’s financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, “Earnings Per Share” (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at October 31, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $4,117 in fees due Santeo Financial Corporation at October 31, 2014 into 4,117,060 common shares. Potential common shares at October 31, 2013 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $174 in fees due Santeo Financial Corporation at October 31, 2013 into 173,762 common shares

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF’s on any of the convertible debt it issued during the years ended October 31, 2014 and 2013.

Issuances Involving Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to officer’s compensation and consulting services.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standard Codification Topic 505-50, “Equity-Based Payments to Non-Employees.” This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Development Stage

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company adopted this standard for the period covered by the report herein.

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

On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. (“Trio”) to assign 100% of its claims in the McNeil property, subject to a 5% net smelter royalty, to Trio once Trio has incurred exploration and administrative costs totaling $5,000,000 (CND) based upon the following schedule:

On or before December 31, 2015 $ 500,000

On or before December 31, 2017 $2,000,000

On or before December 31, 2019 $2,500,000

Nighthawk Claims, Canada

The Company had staked 35 claims on property adjacent to the McNeil known as the Night Hawk Property. The acquisition cost associated with this claims totaled $37,380. The Company did not have sufficient funds to pay the fees required to renew the 35 claims and on October 8, 2013 it assigned its total interest in these claims to Trio in exchange for a 5% royalty on the net smelter returns generated from these claims. The Company granted Trio the option to purchase each 1% royalty interest for $2,000,000 (CND). The Company did not report any gain or loss on this transaction and valued the 5% net royalty interest at the property’s current acquisition cost of $37,380. Trio was unable to raise sufficient funds for the development and required fee payments on the claims by November 2014 and as a result Trio has forfeited the claims resulting in a termination of the royalty option. The Company no longer has any interest in the claims.

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

In December 2014, the Company notified Trio of its intent to terminate its agreement on the Rodeo Creek Property. The Company will have no further interest in this project. The Company has earned a 2% Net Smelter Royalty on the property and has granted Trio the exclusive right and option at any time to buy back 100% of the Royalty by paying to the Company a cash consideration of $3,000,000.00 (USD) (the “Buy Back Option”). The Buy Back Option may be exercised at any time in part by Trio paying $1,500,000.00 (USD) for each one percent (1%) of the Royalty purchased by Trio.

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

The company has no further interest in this property

Mining properties at October 31, 2014 consist of the following:

Beginning balance –November 1, 2013	$689,710
Acquisition related costs	—
Cost charged off as impaired	(689,710)
Balance – October 31, 2014	$—

Management’s decision to change its focus from the mining sector to manufacturing was based on the declining condition of the resource sector over the past years. It was becoming significantly more difficult to raise funds for working capital and property development as a resource company, Management felt it was in the best interest for the continued viability of the company to focus efforts within an industry that has the potential for generating cash flow sooner than would be possible in the resource sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2014 totaled $507,022 of which the accrued interest of $7,022 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $7,022 was charged to operations. The Company has not paid any accrued interest.

During the year ended October 31, 2014, Mr. Janssen advanced the Company a total of $44,742, which was fully repaid during the year.

NOTE 5 - EQUIPMENT

By way of agreement concurrent with Mr. Janssen’s appointment to the Board of Directors and entry into an Employment Agreement (see Note 9 – Commitments and Contingencies below) and executed on December 18, 2013, the Company purchased various equipment relating to the post production processes for its 3D metal printing operation from Mr. Janssen, our sole officer and director, for $500,000 which amount has been capitalized on our balance sheet.

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase under ASC Topic 835-30-25 “Imputation of Interest” discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The total gross capitalized value of this equipment is $731,025.

The Company failed to make the required installment payments when they became due and on October 23, 2014, the Company and the seller agreed to modify the terms of the obligation due. Under the modified terms, the balance of the note as of October 23, 2014 increased to $675,000, which is evidenced by a promissory note which is assessed interest at an annual rate of 5% per annum. Principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The Company has made payments as required under the terms of the agreement up to the month of January 2015.

The balance due on this obligation at October 31, 2014 is $675,740. A schedule of each year’s principal payments for this obligation is as follows:

Principal
Year ended	Reduction
October 31, 2015	$195,638
October 31, 2016	223,881
October 31, 2017	235,335
October 31, 2018	20,146
$675,000

During the year ended October 31, 2014 in connection with the aforementioned equipment purchase, the Company capitalized an additional $23,366 in respect of installation costs. Capitalized manufacturing equipment (gross) at October 31, 2014 totaled $1,254,571 (2013-Nil)

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

On January 15, 2013, the Company granted Santeo Financial Corp (“Santeo”), a company affiliated with a former officer and director, the option to convert up to 25% of all accrued compensation resulting from unpaid consulting fees due it at that date into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert the remaining 75% of accrued compensation due it at that date into shares of the Company’s common stock at a conversion price of $0.01 per share. The agreement can be cancelled by either party. At January 15, 2013, the amount of accrued compensation due Santeo was $175,000. Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the accrued compensation was recorded net of a discount that includes the debt’s beneficial conversion feature of $148,077. Since the accrued compensation is immediately convertible into common stock, discounts arising from beneficial conversion features are directly charged to expense pursuant to ACS 470-20-35. The beneficial conversion features were calculated using trading prices ranging from $0.001 to $0.01 per share and an effective conversion price of $0.02 per share.

Effective December 18, 2013, the terms of the above indicated option grant were modified limiting the number of conversion shares Santeo can receive and hold at any point in time to no more than 9.99% of the Company’s common stock then outstanding. In June 2014, Santeo assigned $1,000 of accrued compensation due it to a third party, who converted the $1,000 into 1,000,000 shares of the Company’s common stock at a conversion price of $.001 per share

Total consulting fees charged to operations for the year ended October 31, 2014 and 2013 amounted to $11,000 and $328,077 (including stock based compensation of $148,077), respectively. Accrued compensation due Santeo at October 31, 2014 amounted to $320,022, of which $174,000 is reflected on the accompanying balance sheet in accrued compensation–convertible. The remaining balance of $146,022 due Santeo is reflected on the accompanying balance sheet and is included in Accounts payable and accrued expenses.

Lender 1

On January 9, 2013, the Company entered into an agreement to borrow a total of $46,300 from an unrelated third party. The loans are evidenced by an unsecured promissory note. The $46,300 and interest of $2,500 was fully due and payable on July 1, 2013. As the outstanding principal and accrued interest were not paid on July 1, 2013, the principal and accrued interest is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014. In addition, the unrelated third party advanced an additional $2,500 on June 21, 2013. The $2,500 is assessed interest at an annual rate of 8% per annum payable quarterly, with the outstanding principal and accrued interest fully due and payable on July 1, 2014.

During the year ended October 31, 2014, the Company received an additional $218,000 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through December 15, 2015. During the year ended October 31, 2014, the Company repaid a total of $12,510 of which $4,729 was applied against accrued interest and $7,781 was applied against principal. On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for canceling $48,800 of debt. The Company valued the shares at their respective market value of $4,880,000 and recorded a loss on the debt extinguishment of $4,831,200, which was charged to operations. The outstanding balance at October 31, 2014 amounted to $223,478 of which $167,581 is due within one year and $55,897 is due in the following year. Accrued interest charged to operations for year ended October 31, 2014 and 2013 totaled $6,116 and $0, respectively.

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at October 31, 2014 amounted to $157,541. Accrued interest charged to operation for the year ended October 31, 2014 and 2013 totaled $7,541 and $0, respectively.

Lender 2

On September 9, 2013, the Company borrowed $30,000 from a third party. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on May 1, 2014. The outstanding balance was not paid on its due date. The balance of this obligation on October 31, 2014 amounted to $31,714. Accrued interest charged to operations for the year ended October 31, 2014 and 2013 amounted to $1,714 and $86, respectively.

On March 7, 2014, the Company borrowed an additional $35,000 from the same party noted above. The loan is evidenced by an unsecured promissory note. The loan is assessed interest at an annual rate of 5% per annum with principal and accrued interest fully due and payable on December 31, 2014. The balance of this obligation on October 31, 2014 amounted to $36,141. Accrued interest charged to operations for the year ended October 31, 2014 amounted to $1,141.

NOTE 7 - STOCKHOLDERS’ EQUITY

For the year ended October 31, 2014

As discussed in Note 4, in June 2014, Santeo assigned $1,000 of accrued compensation due it to a third party, who converted the $1,000 into 1,000,000 shares of the Company’s common stock at a conversion price of $0.001 per share. The Company did not recognized any gain or loss on the conversion.

On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancelation of $48,880 of debt due an unrelated third party The Company recognized a loss from the extinguishment of the debt totaling $4,831,200, which was charged to operations.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant.

For the year ended October 31, 2013

On September 26, 2013, the Company increased the number of shares authorized to 185,000,000 of which 175,000,000 have been designated common shares and 10,000,000 have been designated preferred shares. Also on September 26, 2013, the Company authorized a 50:1 reverse stock split. The Company did not enter into any further equity transactions during the year end October 31, 2013.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under Accounting Standard Codification Topic No. 740 (“ASC 740”), “Accounting for Income Taxes.” This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	October 31,	October 31,
	2014	2013
Current expense - Benefit
Federal	$—	$—
State	—	—
Total deferred expense (benefit)	—	—
Deferred Benefit
Federal	$—	$—
State	—	—
Total deferred benefit	—	—
U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%
The significant components of deferred tax assets and liabilities are as follows:
Deferred tax assets
Stock based compensation	$(1,632,000)	$131,435
Net operating losses	5,164,685	1,294,544
Other	(2,421)	—
Deferred tax liabilities
Property and equipment	(111,638)	0
	3,641,902	1,425,979
Less valuation allowance	(3,641,902)	(1,425,979)
Deferred tax asset/liabilities - net valuation allowance	$—	$—

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

Deferred tax assets resulting from stock based compensation and net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. At October 31, 2014, the Company’s gross deferred tax asset totaled $3,641,902. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

As of October 31, 2014, the Company had estimated federal net operating loss carry forwards totaling approximately $6,101,462 which can be used to offset future federal income tax. The federal net operating loss carry forwards expire at various dates through 2034. The utilization of the net operating losses to offset future net taxable income is subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.

The Company adopted the provisions of Accounting Standard Codification Topic 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended October 31, 2014 or October 31, 2013.

Company management policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended October 31, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008. The Company is not currently involved in any income tax examinations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer’s compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of October 31, 2014 amounted to $149,135, which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $149,135 is net of $13,286 that was actually paid to Mr. Janssen during the year ended October 31, 2014.

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years. Rent expense charged to operations for the year ended October 31, 2014 amounted to $51,593 of which $13,245 was allocated to research and development.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2014 during the term of the respective lease and in the aggregate are as follows:

October 31,
2015	$51,300
2016	17,100
Total minimum lease payments	$68,400

End of Notes to Financials

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2014, the Company dismissed Robison, Hill and Co. (“Robison”) as the registered independent registered public accountant and appointed MaloneBailey, LLP (“MaloneBailey”) as the Company’s registered independent public accounting firm as of December 11, 2014. The decisions to appoint MaloneBailey and dismiss Robison were approved by the Board of Directors of the Company on December 11, 2014.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the year ended October 31, 2013, Robison’s reports on the financial statements of the Company for the year ended October 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the most recent fiscal year and any subsequent interim period through Robison's termination on December 11, 2014, Robison disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through December 11, 2014, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Robison’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the year ended October 31, 2013 and interim unaudited financial statements through December 11, 2014, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to December 11, 2014, the Company did not consult with MaloneBailey regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to Robison prior to the date of the filing of this report and requested that Robison furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2014, incorporated herein by reference.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of October 31, 2014.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2014. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2014, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.	We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our extremely small size and the fact that we only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.	We do not currently have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. We rely upon a third party accountant firm to assist us in our accounting and reporting.

4.	We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.	There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

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

In addition, although our internal controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) we plan to establish an audit committee in the future.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1) Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Address	Age	Position	Tenure
Roger Janssen 6920 Salashan Parkway Suite D101 Ferndale, WA 98248	51	President, CEO, CFO, Director	September 17, 2013 to present

Earl W. Abbott 3841 Amador Way Reno, NV 89502	73	Vice President of Exploration and Director	January 25, 2013 to present

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

3) Biographies and Business Experience of Officers and Directors

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

ROGER JANSSEN, is the founder of Key Manufacturing (“Key”), and has acted as president of Key for the past 23 years. In addition to his position at Key, Mr. Janssen was a director of Mineralite Corporation, a Company traded on the OTCBB market under the symbol “RITE” for the past two years prior to joining 3DX Industries, Inc. Mr. Janssen resigned from his position with Mineralrite on November 14, 2013. Mr. Janssen has more than thirty years of experience in the manufacturing industry. He has secured lucrative contracts within a range of industries: marine, military, automotive, alternative energy, medical, and aerospace. Clients include, but are not limited to, Boeing, Raytheon, BE Aerospace, British Petroleum and Intermec.

Because of Mr. Janssen’s dedication to new technological developments, Key Manufacturing has been able to provide the Puget Sound with high quality manufacturing and machine services since 1989. Over the years, Mr. Janssen has proven his ability to reinvent himself by staying profitable even through economic lows within the industry, such as after 9/11. One example of this is Mr. Janssen’s keen ability to recognize new business opportunities, as he did in 2004, when he added a ZCorp310- 3 D printer, which instigated his current experience with additive manufacturing. During his twenty-four year tenor at Key manufacturing, Mr. Janssen has gained immeasurable experience in management, operations, human resources, equipment procurement, strategic planning, sales and business development, contract negotiation, and financial reporting.

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

During his career, Dr. Abbott has been a key member of several large and small mining companies and a consultant to the mining industry continuously for more than 31 years. From 2004 to the present day, Dr. Abbott has acted as Director of Big Bar Resources Corporation (TSX-V) assisting in exploration in the western U.S., Mexico, and China. From 2008 to 2009, Dr. Abbott was the COO and Director of Uranium 3O8 Corp. (OTC-BB), managing a uranium project in Mongolia. In 2009, Dr. Abbott assisted in forming Coyote Resources (OTC-BB) and acted as President and CEO until 2012, exploring a gold project and a silver project in Nevada. During 2012 and 2013, Dr. Abbott aided in the formation of a private company called New Century Energy and Resources to perform exploration for projects in Mongolia.

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

5) Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

6) Involvement in Certain Legal Proceedings:

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i)	Any Federal or State securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
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

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended October 31, 2014 and October 31, 2013.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger Janssen(1) (2)	President, CEO, CFO and Director	2013	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2014	$-162,421-	$-0-	$4,800,000	-0-	-0-	-0-	-0-	$4,962,421
Ron Ruskowsky(3)	Former President, CEO, CFO and Director	2013	$-0-	$-0-	$-0-	-0-	-0-	148,077(4)	180,000	$328,077
		2014	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

Notes to Summary Compensation Table:

(1) Mr. Janssen was appointed to serve as President, CEO, CFO and Director of the Company on September 17, 2013.

(2)	The Company entered into that certain Executive Employment Agreement (the “Employment Agreement”) with Roger Janssen, an individual (“Mr. Janssen”), which the parties mutually agreed would be effective as of November 23, 2013 (the “Employment Agreement Effective Date”). Mr. Janssen employment agreement is for a term of three (3) years which shall be automatically renewed in one (1) year increments unless terminated within the sole discretion of the Company’s Board of Directors. As consideration for services rendered pursuant to the Employment Agreement, Mr. Janssen received: (i) a total of Thirty Million (30,000,000) restricted shares of common stock of the Company, valued at $0.001 per share, as a signing bonus; and receives (ii) a base salary equal to One Hundred and Eighty Thousand USD ($180,000) per year, payable on a monthly basis. During the fiscal year ended October 31, 2014 Mr. Janssen was paid $13,286 of a total of $162,241 charged under the terms of his Employment Agreement. A total of $149,135 was accrued for services rendered.

(3)	Mr. Ruskowsky served as an Officer and Director of the Company from January 4, 2010 to September 17, 2013 when he resigned from all positions with the Company. Mr. Ruskowsky provided consulting services to the Company through Santeo Financial Corp, his wholly owned corporation.

(4)	Fair value of option granted to Santeo Financial Corp to convert $175,000 of accrued compensation into shares of the Company’s common stock.

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

In January 2010, an agreement went into effect whereby the Company paid Santeo Financial Corp (“Santeo”), a company affiliated with former CEO Ron Ruskowsky, for consulting services of $8,000 a month on a month-to-month basis. On July 1, 2011, the consulting agreement was amended to increase the monthly payment to $15,000. On January 15, 2013, the Company granted Santeo the option to convert up to $43,750 in accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert $131,250 of accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.01 per share. At October 31, 2014, the amount of accrued compensation due to Santeo was $320,022, including the $174,000 covered by the above indicated option.

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

Outstanding Equity Awards at Fiscal Year-End

The executive officer did not receive any equity awards, nor does he hold exercisable or unexercisable options, as of the years ended October 31, 2014 and 2013.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of February 13, 2015, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of February 13, 2015, there are 37,462,000 shares of common stock issued and outstanding, and no warrant or options outstanding.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership (2)

Roger Janssen (3) 6920 Salashan Pkwy Ferndale, WA 98248	30,002,000	80.09%
Earl W. Abbott (4) 3841 Amador Way Reno, NV 89502	600	0.001%
All executive officers and directors as a group (2 people)	30,002,600	80.09%
Beneficial Shareholders greater than 5%
Santeo Financial Corp. Suite #368, 16 Midlake Blvd SE Calgary AB T2X 2X7	3,742,453(5)	9.99%

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

(2) Applicable percentage of ownership is based on 37,462,000 shares of common stock outstanding, and no warrants or options outstanding as of February 13, 2015.

(3) Roger Janssen is the President, CEO, CFO, and Director of the Company. His beneficial ownership includes 30,002,000 common shares.

(4) Earl Abbot is a Director of the Company and Vice President of Exploration. His beneficial ownership includes 600 common shares.

(5) On January 15, 2013, Santeo Financial Corp, was granted the option to convert up to $43,750 in accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.001 per share, and to convert $131,250 of accrued compensation due it into shares of the Company’s common stock at a conversion price of $0.01 per share. Effective December 18, 2013, the Company and Santeo agreed to institute an ownership limitation, under which no issuance of common stock shares of the Corporation to Santeo shall result in the issuance of more than that number of common stock shares, if any, such that, upon issuance, the aggregate beneficial ownership of the Corporation’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Santeo and all persons affiliated with Santeo (“Beneficial Ownership”) is more than 9.99% of the Corporation’s Common Stock then outstanding. Thus, based on 37,462,000 shares issued and outstanding as of the date of this report, Santeo has the option to convert a portion of the debt owed by the Company to Santeo equivalent to a maximum of 3,742,453 shares of common stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

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

Related Party Transactions

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer’s compensation for the year ended October 31, 2014 amounted to $4,969,000 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of October 31, 2014 amounted to $155,714, which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $155,714 is net of $13,286 that was actually paid to Mr. Janssen during the year ended October 31, 2014.

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2014 totaled $507,122 of which the accrued interest of $7,022 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $7,022 was charged to operations. The Company has not paid any accrued interest.

During the year ended October 31, 2014, Mr. Janssen advanced the Company a total of $44,742, which was fully repaid during the year.

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

Our principal independent accountant is MaloneBailey, LLP. Prior to December 11, 2014, our principal independent accountant was Robison, Hill & Co. Pre-approved fees billed to the Company are set forth below:

	Year Ended October 31, 2014	Year Ended October 31, 2013
Audit fees	$ 52,430	$32,858
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total		$$32,858

Audit Fees

During the fiscal year ended October 31, 2014, we incurred approximately $52,430 in fees to our principal independent accountants and former independent accounts for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended October 31, 2014.

During the fiscal year ended October 31, 2013, we incurred approximately $32,858 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended October 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended October 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended October 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended October 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $ nil, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
4.04	Amended Articles of Incorporation, effective November 18, 2013	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.06	Executive Employment Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.07	Equipment Purchase Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.08	Acquisition and Option Agreement, dated October 8, 2013 by and between the Company and Trio Gold Corp.	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
10.09	Agreement between the Company and Dragon Resource Holdings Inc. dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from Robison, Hill and Co. dated December 11, 2014	Filed with the SEC on December 11, 2014 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DX Industries, Inc.

Date: February 13, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Chief Executive Officer
Chief Financial Officer
President, CEO and a director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: February 13, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: February 13, 2015	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbott
	Title:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

