Form 10-K/A
period 2014-10-31
3DX Industries, Inc.
filed 2015-02-18
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

(Amendment No. 1)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends 3DX Industries, Inc. (the "Company") annual report on Form 10-K for the period ended October 31, 2014 (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission ") on February 13, 2015.

The audited financial statements provided in Item 8 and management’s discussion and analysis provided in Item 7 of the Original 10-K have been amended to reflect certain typographical errors in the financial schedules and disclosures which were inadvertently overlooked at the time of the filing of the Original 10-K.

This Amendment speaks as of the original filing date of the Original 10-K.   The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K.

We have also included as exhibits the certifications required under Section 302 and Section 906 of The Sarbanes-Oxley Act of 2002 and have furnished Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

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

Recent Sales of Unregistered Securities;

On November 23, 2013, Thirty Million (30,000,000) shares of restricted common stock were issued to the Company’s CEO, Roger Janssen, pursuant to his Executive Employment Agreement dated December 18, 2013

On March 10, 2014, the Company issued 4,880,000 shares of restricted common stock, at a conversion rate of $0.01 per share in cancellation of debt totaling $48,800.

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

RESULTS OF OPERATIONS

Plan of Operation

As of October 31, 2014, we had $2,074 of cash on hand. We incurred operating expenses in the amount of $6,114,509 during the year ended October 31, 2014, of which $4,800,000 was stock-based compensation. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, impairment losses and other miscellaneous expenses.

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

Expenses

For the year ended October 31, 2014, total operating expenses were $6,114,509 as compared to $436,272 for the year ended October 31, 2013. This is a 1,302% increase in operating expenses for 2014 compared to 2013 and can be attributed to 1) a one-time impairment loss on our mining properties of $689,710; 2) an increase in officer’s compensation of $4,887,449 ($0 in 2013 compared to $4,887,449 in 2014; previously officers were compensated via management fees paid to a related company; management fees were $146,000 in 2014, compared to $328,077 in 2013); 3) an increase to depreciation and amortization expenses from $0 in 2013 to $76,640 in 2014; an increase in rent expense from $14,116 in 2013 to $51,593 in 2014, and; an increase in general and administrative expenses of $180,119 ($18,641 in 2013 compared to $198,733 in 2014).

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

Going Concern

For the year ended October 31, 2014, our Company had a working capital deficit of $1,083,915. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

________________________

Certified Public Accountants

Salt Lake City, Utah

February 13, 2014

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Balance Sheets

	October 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,074	$2,460
Security deposit	—	1,200
Prepaid insurance	1,614	—
Total current assets	3,688	3,660

Mining properties	—	689,710

Property and equipment
Manufacturing equipment	1,254,571	—
Furniture and fixtures	638	—
Computer equipment	1,005	—
Less accumulated depreciation	(75,585)	—
Total property and equipment	1,180,629	—

Other assets
Website development (net of accumulated amortization of $1,691 and $636)	2,429	864
Security deposit	4,275	—
Total other assets	6,704	864

Total assets	$1,191,021	$694,234
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$331,595	$68,241
Payables to related parties	149,135	139,422
Equipment purchase payable - current portion	196,378	—
Accrued compensation - convertible	174,000	175,000
Current portion of note payable - unrelated party	236,495	82,758
Total current liabilities	1,087,603	465,421

Long-term liabilities
Equipment purchase payable	479,362	—
Convertible note payable - related party	500,000	—
Convertible notes payable - unrelated party	157,541	—
Note payable - unrelated parties	52,897	—
Total long-term liabilities	1,189,800	—

Total liabilities	2,277,403	465,421

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at October 31, 2014 and 1,581,409 issued and outstanding at October 31, 2013	37,461	1,581
Additional paid-in capital	14,931,530	5,286,410

Accumulated deficit	(16,055,373)	(5,059,178)

Total stockholders' deficit	(1,086,382)	228,813

Total liabilities and stockholders' deficit	$1,191,021	$694,234

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Operations

	For the Year Ended
	October 31,
	2014	2013

Revenue	$—	$—

Operating expenses
Exploratory costs	—	20,000
Impairment loss	689,710	—
Depreciation and amortization	76,640	—
Officer's compensation, including stock-based compensation of $4,800,000 and $0	4,887,449	—
Management fees, including stock-based compensation of $0 and $148,077	146,000	328,077
Professional services	64,384	55,465
Rent	51,593	14,116
Other general and administrative expenses	198,733	18,614
Total operating expenses	6,114,509	436,272

Other income (expense)
Loss on settlement of indebtedness	(4,831,200)	—
Interest expense	(50,486)	(10,276)
Total other (expense)	(4,881,686)	(10,276)

Net loss	$(10,996,195)	(446,548)

Net loss per common share -
basic and diluted	$(0.33)	$(0.28)

Weighted average number of common
shares outstanding	33,434,888	1,581,409

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Cash Flows

	For the Year Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,996,195)	$(446,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75,585	—
Amortization expense - conversion feature on accrued compensation	—	148,077
Amortization expense - website development	1,055	500
Net loss on settlement of debt	4,831,200	—
Impairment loss	689,710	—
Stock-based compensation	4,800,000	—
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(4,689)	1,182
Increase (decrease) in accounts payable	263,354	16,306
Increase (decrease) in accounts payable - related party	9,713	—
Increase in accrued interest	42,021	3,958
Increase in accrued compensation - related parties		181,361
Net cash used in operating activities	(288,246)	(95,164)
Cash flows from investing activities:
Equipment purchases	(100,010)	—
Website development	(2,620)	—
Net cash used in investing activities	(102,630)	—
Cash flows from financing activities:
Proceeds from third party borrowing	253,000	78,800
Repayments on third party borrowing	(12,510)	—
Proceeds from related party borrowing	44,742	—
Repayments on related party borrowing	(44,742)	—
Proceeds from third party convertible note	150,000	—
Net cash provided by financing activities	390,490	78,800
Increase (decrease) in cash	(386)	(16,364)
Cash - beginning of period	2,460	18,824
Cash - end of period	$2,074	$2,460
Supplemental disclosures of cash flow information:
Interest paid	$4,729	$—
Income taxes paid	$—	$—

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

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.

(Formerly Amarok Resources, Inc.)

Statement of Changes in Stockholders’ Deficit

For the Period from November 1, 2012 to October 31, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, October 31, 2012	1,581,409	1,581	5,138,333	(4,612,630)	527,284
Compensation recognized on option grant	—	—	148,077	—	148,077
Net loss for period	—	—	—	(446,548)	(446,548)
Balance, October 31, 2013	1,581,409	1,581	5,286,410	(5,059,178)	228,813
Issuance of common stock for services	30,000,000	30,000	4,770,000	—	4,800,000
Issuance of common stock in cancellation of indebtedness	4,880,000	4,880	4,875,120	—	4,880,000
Issuance of common stock on conversion of indebtedness	1,000,000	1,000	—	—	1,000
Net loss for period	—	—	—	(10,996,195)	(10,996,195)
Balance, October 31, 2014	37,461,409	$37,461	$14,931,530	$(16,055,373)	$(1,086,382)

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

Exone

As further detailed above in Note 5 – Equipment, on October 23, 2014 the Company entered into a Secured Promissory Note, Loan and Security Agreement (the “Note”) in the principal amount of $675,000 with interest accruing at a rate of 5% per annum. Under the terms of the Note, principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The note is secured by a lien on the purchased equipment. The Company has made payments as required under the terms of the agreement up to the month of January 2015.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	October 31,	October 31,
	2014	2013
Current expense - Benefit
Federal	$—	$—
State	—	—
Total current expense (benefit)	—	—
Deferred Benefit
Federal	$—	$—
State	—	—
Total deferred benefit	—	—
U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%
The significant components of deferred tax assets and liabilities are as follows:
Deferred tax assets
Stock based compensation	$(1,632,000)	$131,435
Net operating losses	5,164,685	1,294,544
Other	(2,421)	—
Deferred tax liabilities
Property and equipment	(111,638)	0
	3,641,902	1,425,979
Less valuation allowance	(3,641,902)	(1,425,979)
Deferred tax asset/liabilities - net valuation allowance	$—	$—

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

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years. Rent expense charged to operations for the year ended October 31, 2014 amounted to $51,593 as compared to $14,116 in 2013.

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

Our principal independent accountant is MaloneBailey, LLP. Prior to December 11, 2014, our principal independent accountant was Robison, Hill & Co. Pre-approved fees billed to the Company are set forth below:

	Year Ended October 31, 2014	Year Ended October 31, 2013
Audit fees	$ 52,430	$ 32,858
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$ 52,430	$ 32,858

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

3DX Industries, Inc.

Date: February 18, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Chief Executive Officer
Chief Financial Officer
President, CEO and a director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: February 18, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: February 18, 2015	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbott
	Title:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

