Form 10-Q
period 2015-01-31
3DX Industries, Inc.
filed 2015-03-23
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

☐ Yes ☑ No

As of March 17, 2015, there were 37,461,409 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Balance Sheet as of January 31, 2015 and Audited Consolidated Balance Sheet as of October 31, 2014	F-2
Unaudited Condensed Statement of Operations for the Three Months Ended January 31, 2015 and 2014	F-3
Unaudited Condensed Statement of Cash Flows for the Three Months Ended January 31, 2015 and 2014.	F-4
Notes to Condensed Financial Statements Unaudited	F-5

3DX INDUSTRIES, INC.

Balance Sheets

	(Unaudited) January 31,	October 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$17,366	$2,074
Accounts receivable	34,278	—
Prepaid insurance	—	1,614
Total current assets	51,644	3,688

Property and equipment
Manufacturing equipment	1,254,571	1,254,571
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(165,919)	(75,585)
Total property and equipment	1,090,295	1,180,629

Other assets
Website development (net of accumulated amortization of $2,024 and $1,691)	2,096	2,429
Security deposit	4,275	4,275
Total other assets	6,371	6,704

Total assets	$1,148,310	$1,191,021
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$398,116	$331,595
Payables to related parties	180,238	149,135
Equipment purchase payable - current portion	161,470	196,378
Accrued compensation - convertible	174,000	174,000
Current portion of note payable - unrelated party	338,506	236,495
Total current liabilities	1,252,330	1,087,603

Long-term liabilities
Equipment purchase payable	479,362	479,362
Convertible note payable - related party	500,000	500,000
Convertible notes payable - unrelated party	284,431	157,541
Note payable - unrelated parties	—	52,897
Total long-term liabilities	1,263,793	1,189,800

Total liabilities	2,516,123	2,277,403

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at January 31, 2015 and at October 31, 2014	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(16,336,804)	(16,055,373)

Total stockholders' deficit	(1,367,813)	(1,086,382)

Total liabilities and stockholders' deficit	$1,148,310	$1,191,021

The Accompanying notes are an integral part to the unaudited financials

3DX INDUSTRIES, INC.

Statement of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2015	2014

Revenue	$109,503	$—
Cost of goods sold	23,883	—
Gross profit	85,620	—

Operating expenses
Depreciation and amortization	90,667	—
Professional services	68,347	12,261
General and administrative expenses	192,372	9,534,924
Total operating expenses	351,386	9,547,185

Other income (expense)
Gain on settlement of indebtedness	—	1,793
Interest expense	(15,665)	(7,833)
Total other (expense)	(15,665)	(6,040)

Net loss	$(281,431)	(9,553,225)

Net loss per common share -
basic and diluted	$(0.01)	$(0.37)

Weighted average number of common
shares outstanding	37,461,409	25,711,844

The Accompanying notes are an integral part to the unaudited financials

3DX INDUSTRIES, INC.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(281,431)	$(9,553,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	90,334
Amortization expense - website development	333	125
Net gain on settlement of debt	—	(1,793)
Stock-based compensation	—	9,450,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(34,278)	—
(Increase) decrease in prepaid expenses	1,614	—
Increase (decrease) in accounts payable	66,390	(17,460)
Increase (decrease) in accounts payable - related party	31,103	—
Increase (decrease) in accrued interest	8,135	3,104
Increase (decrease) in accrued compensation - related parties	—	28,000
Net cash used in operating activities	(117,800)	(91,249)
Cash flows from investing activities:
Equipment purchases	—	(75,000)
Website development	—	(1,250)
Net cash used in investing activities	—	(76,250)
Cash flows from financing activities:
Proceeds from third party borrowing	168,000	170,000
Repayments on third party borrowing	(34,908)	(7,781)
Proceeds from related party borrowing	—	15,790
Repayments on related party borrowing	—	(575)
Net cash provided by financing activities	133,092	177,434
Increase (decrease) in cash	15,292	9,935
Cash - beginning of period	2,074	2,460
Cash - end of period	$17,366	$12,395
Supplemental disclosures of cash flow information:
Interest paid	$5,552	$4,729
Income taxes paid	$—	$—

The Accompanying notes are an integral part to the unaudited financials

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

3DX Industries, Inc. (the “Company”) was incorporated in the state of Nevada on October 23, 2008. The Company’s principal activity presently is manufacturing and our head office is located near Bellingham WA, USA. The Company manufactures consumer and corporate products using an additive manufacturing method through 3D Metal printing technology and conventional precision manufacturing processes.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended January 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission on February 18, 2015.

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2015 had a combined accumulated deficit of $16,336,804 and had negative working capital of $1,200,686. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, “Earnings Per Share” (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at January 31, 2015 and January 31, 2013 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $4,117 in fees due to Santeo Financial Corporation at January 31, 2015 into 4,117,060 common shares.  Potential common shares at January 31, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $3,470 in fees due Santeo Financial Corporation at January 31, 2014 into 3,470,099 common shares.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reported at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of finished goods. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue.

Reclassification

Certain reclassifications have been made to conform the 2014 amounts to 2015 classifications for comparative purposes.

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at January 31, 2015 totaled $509,193 (October 31, 2014 - $507,022) of which the accrued interest of $9,193 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $9,193 was charged to operations. The Company has not paid any accrued interest.

NOTE 4 - EQUIPMENT

By way of agreement concurrent with Mr. Janssen’s appointment to the Board of Directors and entry into an Employment Agreement (see Note 8 – Commitments and Contingencies below) and executed on December 18, 2013, the Company purchased various equipment relating to the post production processes for its 3D metal printing operation from Mr. Janssen, our sole officer and director, for $500,000 which amount has been capitalized on our balance sheet.

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase under ASC Topic 835-30-25 “Imputation of Interest” discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The total gross capitalized value of this equipment was $731,025.

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

During the three months ended January 31, 2015, the Company paid $40,460, of which $34,908 was applied to the principal and $5,552 applied to interest. The Company is current in its payment obligations up to February 2015.

The balance due on this obligation at January 31, 2015 is $640,832 (October 31, 2014 - $675,740). A schedule of each year’s principal payments for this obligation is as follows:

Principal
Year ended	Reduction
October 31, 2015	$160,730
October 31, 2016	223,881
October 31, 2017	235,335
October 31, 2018	20,146
$640,092

During the year ended October 31, 2014 in connection with the aforementioned equipment purchase, the Company capitalized an additional $23,366 in respect of installation costs. Capitalized manufacturing equipment (gross) at January 31, 2015 and October 31, 2014 totaled $1,254,571.

NOTE 5 - NOTES PAYABLE – UNRELATED PARTY

(1)	The ExOne Company

As further detailed above in Note 5 – Equipment, on October 23, 2014 the Company entered into a Secured Promissory Note, Loan and Security Agreement (the “Note”) in the principal amount of $675,000 with interest accruing at a rate of 5% per annum. Under the terms of the Note, principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The note is secured by a lien on the purchased equipment. The Company has made payments as required under the terms of the agreement up to the month of January 2015. During the three months ended January 31, 2015, the Company paid $40,460, of which $34,908 was applied to the principal and $5,552 applied to interest. The Company is current in its payment obligations up to February 2015.

(2)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	43,000
Accrued interest	3,354
Balance, January 31, 2015	$269,832

During the three months ended January 31, 2015, the Company received an additional $43,000 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through December 15, 2015.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at January 31, 2015 amounted to $159,431 (October 31, 2014 - $157,541). Accrued interest charged to operation for the three months period ended January 31, 2015 and 2014 totaled $1,890 and $1,932, respectively.

(3)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	—
Accrued interest	819
Balance, January 31, 2015	$68,674

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

Accrued interest charged to operations for the three month periods ended January 31, 2015 and 2014 amounted to $819 and $592, respectively.

(4)	Lender 3

On November 18, 2014, the Company borrowed $25,000 from a third party (Note 1). The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10% beginning April 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 01, 2015. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.30 per share.

On December 10, 2014, the Company further borrowed $100,000 from a third party (Note 2). The $100,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10% beginning April 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” there is no beneficial conversion feature associated with these promissory notes because the conversion rate is equal or greater than the fair market value on the issuance date.

	Note 1	Note 2
Balance, October 31, 2014	$—	$—
Additional: Principal	25,000	100,000
Accrued interest	—	—
Balance, January 31, 2015	$25,000	$100,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer’s compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of January 31, 2015 amounted to $180,238 (October 31, 2014 - $149,135), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $180,238 is net of $14,496 that was actually paid to Mr. Janssen during the three months ended January 31, 2015.

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Qcontains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Plan of Operation

As of January 31, 2015, we had $17,366 of cash on hand. We incurred operating expenses in the amount of $351,386 during the quarter ended January 31, 2015. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, impairment losses and other miscellaneous expenses.

The Company has recently commenced revenue operations from its primary business in the manufacturing sector. During the period we generated gross revenues of $109,503 as compared to Nil in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company’s business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

For the period ended January 31, 2015, as compared to the period ended January 31, 2014.

Revenues

The Company generated $109,503 in revenues from operations and $23,883 in cost of goods sold for the three months ended January 31, 2015 and $nil in revenue from operations and cost of goods sold for the same period ended January 31, 2014.

Expenses

For the three months ended January 31, 2015, total operating expenses were $351,386 as compared to $9,547,185 for the three months ended January 31, 2014.

 Working Capital

Cash Flows

	January 31, 2015	January 31, 2014	Difference
Current Assets	$51,644	$12,395	$39,249
Current Liabilities	$1,252,330	1,142,010	$(110,320)
Working Capital	$(1,200,686)	$(1,129,615)	$(71,071)

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014
Net Cash (Used) in Operating Activities	$(117,800)	$(91,249)
Net Cash (Used) in Investing Activities	—	(76,250)
Net Cash Provided by Financing Activities	133,092	177,434
Net Effect of Foreign Currency Translation	—	—
Net Increase (Decrease) in Cash During the Period	$15,292	$9,935

Interest Expense

Interest expense for the quarter ended January 31, 2015 totaled $15,665. Interest expense for the quarter ended January 31, 2014 was $7,833. Interest expense in both years mainly consisted of interest accruing on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of January 31, 2015 is $17,366.

Our Company has funded some of its operations through debt financing with related and non-related party transactions.

The Company is not aware of any known trends, events or uncertainties which may affect its future liquidity.

Critical Accounting Estimates

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

Included in our evaluations are estimates on the useful lives of fixed assets, impairment of long lived assets, and allowances for doubtful accounts.

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

Going Concern

For the quarter ended January 31, 2015, our Company has a net loss of $281,431 and a combined accumulated deficit of $16,336,804. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of January 31, 2015, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of January 31, 2015.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DICSLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on January 6, 2009 as part of our Registration Statement on Form S-1.
3.03	Amended Articles of Incorporation	Filed with the SEC on March 22, 2010 as part of our Quarterly Report on Form 10-Q.
4.04	Amended Articles of Incorporation, effective November 18, 2013	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.01	Assignment of Exploration Agreement between the Company and Carlin Gold Resources, Inc., dated February 22, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.02	Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated January 28, 2010	Filed with the SEC on March 4, 2010 as part of our Current Report on Form 8-K.
10.03	Agreement between the Company and St. Elias Mines Ltd. dated April 16, 2010	Filed with the SEC on June 21, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Revision to Exploration Agreement by and between Carlin Gold Resources, Inc. and Trio Gold Corp dated February 24, 2010	Filed with the SEC on February 15, 2011 as part of our Annual Report on Form 10-K.
10.05	Purchase and Sale Agreement between the Company and Warrior Ventures, Inc. dated March 24, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.06	Executive Employment Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.07	Equipment Purchase Agreement, dated December 18, 2013 by and between 3DX Industries, Inc. and Roger Janssen	File with the SEC on December 31, 2013 as part of our Current Report on Form 8-K.
10.08	Acquisition and Option Agreement, dated October 8, 2013 by and between the Company and Trio Gold Corp.	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
10.09	Agreement between the Company and Dragon Resource Holdings Inc. dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from Robison, Hill and Co. dated December 11, 2014	Filed with SEC on February 18, 2015, as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DX INDUSTRIES, INC.

Date: March 23, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Principal Executive Officer Principal Accounting Officer President, and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: March 23, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: March 23, 2015	By:	/s/ Earl W. Abbot
	Name:	Earl W. Abbot
	Title:	Director

