Form 10-Q
period 2015-04-30
3DX Industries, Inc.
filed 2015-06-22
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

☐ Yes ☑ No

As of June 19, 2015, there were 37,461,409 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3DX INDUSTRIES, INC.

Balance Sheets

(Unaudited)

	April 30,	October 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$5,133	$2,074
Accounts receivable	12,514	—
Prepaid insurance	—	1,614
Total current assets	17,647	3,688

Property and equipment
Manufacturing equipment	1,254,571	1,254,571
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(165,410)	(75,585)
Total property and equipment	1,090,804	1,180,629

Other assets
Website development (net of accumulated amortization of $2,358 and $1,691)	1,762	2,429
Security deposit	4,975	4,275
Total other assets	6,737	6,704

Total assets	$1,115,188	$1,191,021
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$554,715	$331,595
Payables to related parties	220,945	149,135
Equipment purchase payable - current portion	218,364	196,378
Accrued compensation - convertible	174,000	174,000
Current portion of note payable - unrelated party	342,414	236,495
Total current liabilities	1,510,438	1,087,603

Long-term liabilities
Equipment purchase payable	368,818	479,362
Convertible note payable - related party	500,000	500,000
Convertible notes payable - unrelated party	312,253	157,541
Note payable - unrelated parties	—	52,897
Total long-term liabilities	1,181,071	1,189,800

Total liabilities	2,691,509	2,277,403

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at April 30, 2015 and at October 31, 2014	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(16,545,312)	(16,055,373)

Total stockholders' deficit	(1,576,321)	(1,086,382)

Total liabilities and stockholders' deficit	$1,115,188	$1,191,021

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenue	$59,130	$—	$168,633	—
Cost of goods sold	8,207	—	32,090	—
Gross profit	50,923	—	136,543	—

Operating expenses
Depreciation and amortization	44,735	—	90,492	—
Professional services	68,805	36,158	137,152	48,419
General and administrative expenses	184,344	102,854	376,716	9,637,777
Total operating expenses	297,884	139,012	604,360	9,686,196

Other income (expense)
Gain on settlement of indebtedness	—	(4,831,200)	—	(4,829,408)
Interest expense	(6,457)	(13,593)	(22,122)	(21,426)
Total other (expense)	(6,457)	(4,844,793)	(22,122)	(4,850,834)

Net loss	$(253,418)	(4,983,805)	$(489,939)	$(14,537,030)

Net loss per common share -
basic and diluted	$(0.01)	$(0.14)	$(0.01)	$(0.48)

Weighted average number of common
shares outstanding	37,461,409	35,419,611	37,461,409	30,485,276

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(489,939)	$(14,537,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89,825	271
Amortization expense - website development	667	250
Loss on settlement of debt	—	4,829,408
Stock-based compensation	—	9,450,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(12,514)	—
(Increase) decrease in prepaid expenses	1,614	(4,811)
(Increase) decrease in security deposit	—	(4,275)
Increase (decrease) in accounts payable	184,832	27,715
Increase (decrease) in accounts payable - related party	71,810	—
Increase in deferred rent	—	7,235
Increase (decrease) in accrued interest	16,936	21,427
Increase (decrease) in accrued compensation - related parties	(700)	73,000
Net cash used in operating activities	(137,469)	(136,840)
Cash flows from investing activities:
Equipment purchases	—	(92,773)
Website development	—	(2,620)
Net cash used in investing activities	—	(95,393)
Cash flows from financing activities:
Proceeds from third party borrowing	193,000	250,000
Repayments on third party borrowing	(52,472)	(12,510)
Proceeds from related party borrowing	—	24,038
Repayments on related party borrowing	—	(19,575)
Net cash provided by financing activities	140,528	241,953
Increase (decrease) in cash	3,059	9,720
Cash - beginning of period	2,074	2,460
Cash - end of period	$5,133	$12,180
Supplemental disclosures of cash flow information:
Interest paid	$7,988	$4,729
Income taxes paid	$—	$—

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
On December 23, 2013, the Company purchased manufacturing equipment relating to its 3D metal imaging business from an unrelated third party. The total purchase price is $750,000 of which $75,000 was paid upon delivery. The remaining balance of $675,000 is payable in two equal installments of $337,500. The first installment is due June 1, 2014 and the second installment is due September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase pursuant to ASC Topic 835-30-25, "Imputation of Interest."

The accompanying notes are an integral part to these unaudited financial statements.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended April 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission on February 18, 2015.

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2015 had a combined accumulated deficit of $16,545,312 and had negative working capital of $1,492,791. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, “Earnings Per Share” (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at April 30, 2015 and April 30, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $4,117 in fees due to Santeo Financial Corporation at April 30, 2015 and 2014 into 4,117,060 common shares.  In addition, potential common shares at April 30, 2015 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $3,470 (2014 - Nil) in fees due Santeo Financial Corporation at April 30, 2015 into 3,470,099 common shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at April 30, 2015 totaled $511,264 (October 31, 2014 - $507,022) of which the accrued interest of $11,264 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $11,264 was charged to operations. The Company has not paid any accrued interest.

NOTE 4 - EQUIPMENT

By way of agreement concurrent with Mr. Janssen’s appointment to the Board of Directors and entry into an Employment Agreement (see Note 6 – Commitments and Contingencies below) and executed on December 18, 2013, the Company purchased various equipment relating to the post production processes for its 3D metal printing operation from Mr. Janssen, our sole officer and director, for $500,000 which amount has been capitalized on our balance sheet.

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid on purchase. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase under ASC Topic 835-30-25 “Imputation of Interest” discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The total gross capitalized value of this equipment was $731,025.

NOTE 4 – EQUIPMENT (continued)

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

During the six months ended April 30, 2015, the Company paid $60,460, of which $52,472 was applied to the principal and $7,988 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase.

The balance due on this obligation at April 30, 2015 is $587,182 (October 31, 2014 - $675,740). A schedule of each year’s principal payments for this obligation is as follows:

Principal
Year ended	Reduction
October 31, 2015	$107,820
October 31, 2016	223,881
October 31, 2017	235,335
October 31, 2018	20,146
$587,182

During the year ended October 31, 2014 in connection with the aforementioned equipment purchase, the Company capitalized an additional $23,366 in respect of installation costs. Capitalized manufacturing equipment (gross) at April 30, 2015 and October 31, 2014 totaled $1,254,571.

NOTE 5 - NOTES PAYABLE – UNRELATED PARTY

(1)	Santeo Financial Corp (“Santeo”)

Santeo Financial Corp advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at April 30, 2015 amounted to $25,000 (October 31, 2014 - $nil). As per the terms of the agreement, no accrued interest was charged during the six month period ended April 30, 2015.

(2)	The ExOne Company

As further detailed above in Note 5 – Equipment, on October 23, 2014 the Company entered into a Secured Promissory Note, Loan and Security Agreement (the “Note”) in the principal amount of $675,000 with interest accruing at a rate of 5% per annum. Under the terms of the Note, principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The note is secured by a lien on the purchased equipment. During the six months ended April 30, 2015, the Company paid $60,460, of which $52,472 was applied to the principal and $7,988 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with ExOne to revise the payment schedule with respect to the purchase.

NOTE 5 - NOTES PAYABLE – UNRELATED PARTY (continued)

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	43,000
Accrued interest	6,470
Balance, April 30, 2015	$272,948

During the six months ended April 30, 2015, the Company received an additional $43,000 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through December 15, 2015.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at April 30, 2015 amounted to $161,260 (October 31, 2014 - $157,541). Accrued interest charged to operation for the six months period ended April 30, 2015 and 2014 totaled $3,719 and $3,760, respectively.

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	—
Accrued interest	1,611
Balance, April 30, 2015	$69,466

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

Accrued interest charged to operations for the six month periods ended April 30, 2015 and 2014 amounted to $1,611 and $1,130, respectively.

(5)	Lender 3

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

NOTE 5 - NOTES PAYABLE – UNRELATED PARTY (continued)

(5)	Lender 3 (continued)

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

	Note 1	Note 2
Balance, October 31, 2014	$—	$—
Additional: Principal	25,000	100,000
Accrued interest	199	795
Balance, April 30, 2015	$25,199	$100,795

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

On March 30, 2015, the Company entered into an equipment rental agreement with Santeo Financial Corp. with respect to certain manufacturing equipment. The term of rental is 24 months, with an option to purchase the equipment at any time up to the end of the rental agreement. Under the terms of the agreement the Company paid a security deposit of $700 and agreed to a monthly rental fee of $350 with the first month payable upon signing.

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

RESULTS OF OPERATIONS

Plan of Operation

As of April 30, 2015, we had $5,133 of cash on hand. We incurred operating expenses in the amount of $604,360 during the six months ended April 30, 2015. These operating expenses were comprised of general and administrative expenses, professional fees, management salaries, consulting fees, and other miscellaneous expenses.

The Company has recently commenced revenue generating operations from its primary business in the manufacturing sector. During the six month period we generated gross revenues of $168,633 as compared to Nil in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company’s business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

For the three and six month periods ended April 30, 2015, as compared to the same periods ended April 30, 2014.

Revenues

The Company generated $59,130 and $168,633 in revenues from operations and $8,207 and $32,090 in cost of goods sold for the three and six months ended April 30, 2015, respectively, with $nil in revenue from operations and cost of goods sold for the same periods ended April 30, 2014. Revenues declined during the second fiscal quarter of 2015 as the Company was unable to bring on the additional staff required to expand its customer list.

Expenses

For the three and six months ended April 30, 2015, total operating expenses were $297,884 and $604,360, respectively, as compared to $139,012 and $9,686,196 for the same periods ended April 30, 2014. The substantial decrease in expenditures for the six months ended April 30, 2015 as compared to the same six month period in 2014 relates to a reduction in stock based compensation incurred in 2014 totaling $9,450,000. During the respective comparative periods, save the one-time charge to stock based compensation as set out above, fees incurred for professional fees and general and administrative expenses increased period over period in both the three month and six month comparative periods as the Company increased its level of operations. During the most recent three and six month periods the Company expensed $44,475 and $90,492 as depreciation and amortization expense, with no similar comparative expense in the comparative periods ended April 30, 2014. In addition, during the prior three and six month periods ended April 30, 2014, the Company recorded other expenses of $4,831,200 and $4,829,408 respectively as the result of a loss on the settlement of certain indebtedness, with no similar losses in the current three and six month periods ended April 30, 2015. Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $253,418 and $489,939 for the three and six months ended April 30, 2015 as compared to $4,983,805 and $ 14,537,030 in the three and six month periods ended April 30, 2014.

Working Capital

	April 30, 2015	April 30, 2014	Difference
Current Assets	$17,647	$17,021	$626
Current Liabilities	$1,510,438	1,234,659	$275,779
Working Capital	$(1,492,791)	$(1,217,638)	$(275,153)

Cash Flows

	Six Months Ended April 30, 2015	Six Months Ended April 30, 2014
Net Cash (Used) in Operating Activities	$(137,469)	$(136,840)
Net Cash (Used) in Investing Activities	—	(95,393)
Net Cash Provided by Financing Activities	140,528	241,953
Net Effect of Foreign Currency Translation	—	—
Net Increase (Decrease) in Cash During the Period	$3,059	$9,720

Interest Expense

Interest expense for the quarter ended April 30, 2015 totaled $22,122 as compared to $21,426 at April 30, 2014. Interest expense in both comparative periods consists primarily of accrued interest on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of April 30, 2015 is $5,133.

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

Going Concern

For the quarter ended April 30, 2015, our Company has a net loss of $489,939 and a combined accumulated deficit of $16,545,312. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of April 30, 2015, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of April 30, 2015.

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

3DX INDUSTRIES, INC.

Date: June 22, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Principal Executive Officer Principal Accounting Officer President, and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: June 22, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: June 22, 2015	By:	/s/ Earl W. Abbot
	Name:	Earl W. Abbot
	Title:	Director

