Form 10-Q
period 2015-07-31
3DX Industries, Inc.
filed 2015-09-21
CIK 1453122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

☐ Yes ☑ No

As of September 18, 2015, there were 37,461,409 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

3DX INDUSTRIES, INC.

Balance Sheets

(Unaudited)

	July 31,	October 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$7,314	$2,074
Accounts receivable	63,305	—

Prepaid expenses	—	1,614
Total current assets	70,619	3,688

Property and equipment
Manufacturing equipment	1,392,981	1,254,571
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(210,323)	(75,585)
Total property and equipment	1,184,301	1,180,629

Other assets
Website development (net of accumulated amortization of $2,681 and $1,691)	1,439	2,429
Security deposit	4,975	4,275
Total other assets	6,414	6,704

Total assets	$1,261,334	$1,191,021
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$663,980	$331,595
Payables to related parties	258,195	149,135
Equipment purchase payable - current portion	634,990	196,378
Accrued compensation - convertible	174,000	174,000
Current portion of notes payable - unrelated party	417,674	236,495
Current portion of convertible notes payable - unrelated party	188,980	—
Total current liabilities	2,337,819	1,087,603

Long-term liabilities
Equipment purchase payable	—	479,362
Convertible notes payable - related party	500,000	500,000
Convertible notes payable - unrelated party	128,314	157,541
Note payable - unrelated parties	145,171	52,897
Total long-term liabilities	773,485	1,189,800

Total liabilities	3,111,304	2,277,403

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at July 31, 2015 and at October 31, 2014	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(16,818,961)	(16,055,373)

Total stockholders' deficit	(1,849,970)	(1,086,382)

Total liabilities and stockholders' deficit	$1,261,334	$1,191,021

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenue	$105,806	$—	$274,439	—
Cost of goods sold	25,433	—	57,523	—
Gross profit	80,373	—	216,916	—

Operating expenses
Depreciation and amortization	45,236	29,768	135,728	30,539
Professional services	28,825	6,988	165,977	75,325
General and administrative expenses	253,188	116,211	629,904	9,733,298
Total operating expenses	327,249	152,967	931,609	9,839,162

Other income (expense)
Gain on settlement of indebtedness	—	—	—	(4,829,408)
Interest expense	(26,773)	(11,856)	(48,895)	(33,283)
Total other (expense)	(26,773)	(11,856)	(48,895)	(4,862,691)

Net loss	$(273,649)	(164,823)	$(763,588)	$(14,701,853)

Net loss per common share -
basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.45)

Weighted average number of common
shares outstanding	37,461,409	36,841,844	37,461,409	32,627,416

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(763,588)	$(14,701,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	135,728	30,539
Loss on settlement of debt	—	4,829,407
Stock-based compensation	—	9,450,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(63,305)	—
(Increase) decrease in prepaid expenses	1,614	(3,228)
(Increase) decrease in security deposit	(700)	(4,275)
Increase (decrease) in accounts payable	316,440	37,487
Increase (decrease) in accounts payable - related party	109,060	—
Increase in deferred rent	—	10,523
Increase (decrease) in accrued interest	43,952	33,283
Increase (decrease) in accrued compensation - related parties	—	108,191
Net cash used in operating activities	(220,799)	(209,926)
Cash flows from investing activities:
Equipment purchases		(93,386)
Website development	—	(2,620)
Net cash used in investing activities	—	(96,006)
Cash flows from financing activities:
Proceeds from third party borrowing	286,500	331,000
Repayments on third party borrowing	(60,461)	(12,510)
Proceeds from related party borrowing	—	24,038
Repayments on related party borrowing	—	(24,038)
Net cash provided by financing activities	226,039	318,490

Increase (decrease) in cash	5,240	12,558
Cash - beginning of period	2,074	2,460
Cash - end of period	$7,314	$15,018
Supplemental disclosures of cash flow information:
Interest paid	$7,988	$4,729
Income taxes paid	$—	$—

Non-Cash Investing and Financing Transactions
Equipment purchased with debt	$138,410	$1,175,000
Common stock issued for debt	—	48,800
Accrued compensation converted to common stock	—	1,000

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.

Notes to Financial Statements

(Unaudited)

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended July 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission on February 18, 2015.

Going Concern

The Company has incurred net losses since inception, and as of July 31, 2015 had a combined accumulated deficit of $16,818,961 and had negative working capital of $2,267,200. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share of Common Stock

The Company follows Accounting Standard Codification Topic No. 260, “Earnings Per Share” (“ASC No. 260”) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares at July 31, 2015 and July 31, 2014 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $4,117 in fees due to Santeo Financial Corporation at July 31, 2015 and 2014 into 4,117,060 common shares.  In addition, potential common shares at July 31, 2015 that have been excluded from the computation of diluted net loss per share include an option to convert approximately $3,470 (2014 - Nil) in fees due Santeo Financial Corporation at July 31, 2015 into 3,470,099 common shares.

3DX INDUSTRIES, INC.

Notes to Financial Statements

(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company’s common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at July 31, 2015 totaled $513,292 (October 31, 2014 - $507,022) of which the accrued interest of $13,292 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $13,292 was charged to operations. The Company has not paid any accrued interest.

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

3DX INDUSTRIES, INC.

Notes to Financial Statements

(Unaudited)

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

During the nine months ended July 31, 2015, the Company paid $60,461, of which $52,473 was applied to the principal and $7,988 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at July 31, 2015 in the total remaining amount of $634,990 (October 31, 2014 - $675,740).

During the year ended October 31, 2014 in connection with the aforementioned equipment purchase, the Company capitalized an additional $23,366 in respect of installation costs.

In addition, the Company purchased additional equipment with a total value of $138,410 during the three months ended July 31, 2015 which has been capitalized on the Company’s balance sheets. Of this amount a total of $122,465 is subject to an equipment finance agreement as more fully descried in Note 5(6) below.

Capitalized manufacturing equipment (gross) at July 31, 2015 and October 31, 2014 totaled $1,392,981.

NOTE 5 - NOTES PAYABLE – UNRELATED PARTY

(1)	Santeo Financial Corp (“Santeo”)

Santeo Financial Corp advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at July 31, 2015 amounted to $25,000 (October 31, 2014 - $nil). As per the terms of the agreement, no accrued interest was charged during the nine month period ended July 31, 2015.

(2)	The ExOne Company

As further detailed above in Note 5 – Equipment, on October 23, 2014 the Company entered into a Secured Promissory Note, Loan and Security Agreement (the “Note”) in the principal amount of $675,000 with interest accruing at a rate of 5% per annum. Under the terms of the Note, principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The note is secured by a lien on the purchased equipment. During the nine months ended July 31, 2015, the Company paid $60,461, of which $52,473 was applied to the principal and $7,988 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with ExOne to revise the payment schedule with respect to the purchase.

3DX INDUSTRIES, INC.

Notes to Financial Statements

(Unaudited)

NOTE 5 - NOTES PAYABLE – UNRELATED PARTY (continued)

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	46,500
Repayment: Principal	(5,000)
Accrued interest:	10,116
Balance, July 31, 2015	$275,094

During the nine months ended July 31, 2015, the Company received an additional $46,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through December 15, 2015.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at July 31, 2015 amounted to $163,151 (October 31, 2014 - $157,541). Accrued interest charged to operation for the nine months period ended July 31, 2015 and 2014 totaled $5,610 and $5,651, respectively.

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	—
Accrued interest	2,431
Balance, July 31, 2015	$70,286

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

Accrued interest charged to operations for the nine month periods ended July 31, 2015 and 2014 amounted to $2,431 and $1,949, respectively.

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

3DX INDUSTRIES, INC.

Notes to Financial Statements

(Unaudited)

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

	Note 1	Note 2
Balance, October 31, 2014	$—	$—
Additional: Principal	25,000	100,000
Accrued interest	829	3,315
Balance, July 31, 2015	$25,829	$103,315

(6)	Equipment Finance Agreement

On March 25, 2015, the Company entered into an Equipment Finance Agreement (“EFA”) with Global Finance Group, Inc. to borrow up to $275,000. Under the EFA the Company received cash proceeds of $90,000, $5,000 was paid directly to a third party to reduce certain outstanding loans and a further $122,465 was expended by Global to purchase equipment on behalf of the Company. The EFA is secured by the purchased equipment, and is assessed interest at a rate of 12% per annum. Principal and accrued interest are paid in monthly installments of $7,243 commencing on May 1, 2015. It was agreed between the parties that the first 4 months of payments will be reduced by $5,000 per payment, and thereafter, commencing September 1, 2015 payments of the full installment value will commence.

The balance due on this obligation at July 31, 2015 is $217,465 (October 31, 2014 - $nil).

During the nine months ended July 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at July 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company’s President, Mr. Roger Janssen.

3DX INDUSTRIES, INC.

Notes to Financial Statements

(Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company’s restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer’s compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of July 31, 2015 amounted to $258,195 (October 31, 2014 - $149,135), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $258,195 is net of $26,539 that was actually paid to Mr. Janssen during the nine months ended July 31, 2015.

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

RESULTS OF OPERATIONS

Plan of Operation

As of July 31, we had $7,314 of cash on hand. We incurred operating expenses in the amount of $931,609 during the nine months ended July 31, 2015. These operating expenses were comprised of general and administrative expenses, professional fees, management salaries, consulting fees, and other miscellaneous expenses.

The Company has recently commenced revenue generating operations from its primary business in the manufacturing sector. During the nine month period we generated gross revenues of $274,439 as compared to Nil in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company’s business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company’s existing shareholders.

For the three and nine month periods ended July 31, 2015, as compared to the same periods ended July 31, 2014.

Revenues

The Company generated $105,806 and $274,439 in revenues from operations and $25,433 and $57,523 in cost of goods sold for the three and nine months ended July 31, 2015, respectively, with $nil in revenue from operations and cost of goods sold for the same periods ended July 31, 2014. Revenues increased over the second quarter as the Company was able to bring on additional staff in order to undertake additional customer orders.

Expenses

For the three and nine months ended July 31, 2015, total operating expenses were $327,249 and $931,609, respectively, as compared to $152,967 and $9,839,162 for the same periods ended July 31, 2014. The substantial decrease in expenditures for the nine months ended July 31, 2015 as compared to the same nine months period in 2014 relates to a reduction in stock based compensation incurred in 2014 totaling $9,450,000. During the respective comparative periods, save the one-time charge to stock based compensation as set out above, fees incurred for professional fees and general and administrative expenses increased period over period in both the three month and nine months comparative periods as the Company increased its level of operations. During the most recent three and nine month periods the Company expensed $45,236 and $135,728 as depreciation and amortization expense, with no similar comparative expense in the comparative periods ended July 31, 2014. In addition, during the prior three and nine month periods ended July 31, 2014, the Company recorded other expenses of $nil and $4,829,408 respectively as the result of a loss on the settlement of certain indebtedness, with no similar losses in the current three and six month periods ended July 31, 2015. Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $273,649 and $763,588 for the three and nine months ended July 31, 2015 as compared to $164,823 and $14,701,853 in the three and nine month periods ended July 31, 2014.

Working Capital

	July 31, 2015	July 31, 2014	Difference
Current Assets	$70,619	$18,246	$52,373
Current Liabilities	$2,337,819	1,374,652	$863,167
Working Capital	$(2,267,200)	$(1,356,406)	$(810,794)

Cash Flows

	Nine Months Ended July 31, 2015	Nine Months Ended July 31, 2014
Net Cash (Used) in Operating Activities	$(220,799)	$(209,926)
Net Cash (Used) in Investing Activities	—	(96,006)
Net Cash Provided by Financing Activities	226,039	318,490
Net Increase (Decrease) in Cash During the Period	$5,240	$12,558

Interest Expense

Interest expense for the nine months ended July 31, 2015 totaled $48,895 as compared to $33,283 for the nine months ended July 31, 2014. Interest expense in both comparative periods consists primarily of accrued interest on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of July 31, 2015 is $7,314.

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

Going Concern

As at July 31, 2015, our Company has a net loss of $763,588 and a combined accumulated deficit of $16,818,961. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of July 31, 2015.

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

3DX INDUSTRIES, INC.

Date: September 21, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Principal Executive Officer Principal Accounting Officer President, and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: September 21, 2015	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: September 21, 2015	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbot
	Title:	Director