Form 10-K
period 2015-10-31
3DX Industries, Inc.
filed 2018-01-17
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

360-366-8858
(Registrant's Telephone Number)

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
Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $275,975, based upon the price $0.037 at which the common stock was last sold as of April 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of October 31, 2015 there were 37,461,409 shares of the registrant's $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference:  None

3DX INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

-	The availability and adequacy of our cash flow to meet our requirements;
-	Economic, competitive, demographic, business and other conditions in our local and regional markets;
-	Changes or developments in laws, regulations or taxes in our industry;
-	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
-	Competition in our industry;
-	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
-	Changes in our business strategy, capital improvements or development plans;
-	The availability of additional capital to support capital improvements and development; and
-	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Term

Except as otherwise indicated by the context, references in this report to "Company", "DDDX", "we", "us" and "our" are references to 3DX Industries, Inc.  All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

ITEM 1.	BUSINESS

Corporate Background

3DX Industries, Inc. (the "Company") was incorporated in the state of Nevada on October 23, 2008 under the name Ukragro Corporation. On January 29, 2010, the Company filed an amendment to its articles of incorporation changing its name to Amarok Resources, Inc. in anticipation of operating a business in the mineral resource sector. In the same amendment, the Company changed its authorized capital to 175,000,000 shares of common stock at a restated par value of $.001. Effective February 1, 2010, the Company entered the exploratory stage as defined under the provisions of Accounting Codification Standard ("ASC") 915-10.

Subsequently, On November 18, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Amendment") with the Secretary of State of Nevada.  As a result of the Amendment, the Company (1) has changed its name with the State of Nevada from Amarok Resources, Inc. to 3DX Industries, Inc. and (2) increased its authorized capital to 185,000,000 shares, consisting of 175,000,000 shares of Common Stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company's name change was declared effective by FINRA on November 22, 2013. Additionally, the Company changed its symbol from "AMOK" to "DDDX;" the symbol change was declared effective by FINRA on December 23, 2013.

The Company's principal activity is manufacturing and is located near Bellingham WA, USA. The Company manufactures consumer and corporate products using an additive manufacturing method through 3D Metal printing technology and conventional precision manufacturing processes.

Business Summary

Presently 3DX Industries is focused in the manufacturing sector through additive manufacturing and precision machining including 3D Metal printing. On December 18, 2013, the Company entered into an Equipment Purchase Agreement with Roger Janssen pursuant to which the Company purchased certain assets of a precision manufacturing company owned by Mr. Janssen with over 30 years in the industry. As of October 31, 2015 and 2014 respectively, the Company has generated gross profit of $332,142 and $Nil.
The Company's manufacturing services will include additive manufacturing through its 3D Metal Printing and Process, and more traditional manufacturing methods using CNC precision machining processes. 3DX uses a binder jet additive manufacturing system for 3D Metal printing. The 3D Metal printing process materializes an object—or mold for an object—layer by layer out of powdered material, a chemical binder and a digital file. The process of metal printing allows for the creation, or materialization of Complex internal geometries, undercuts, angled passages and multi-piece assemblies with accuracy and less waste/environmental impact. The 3D Printing Process is highly accurate and capable of printing complex geometric parts.
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
Additive manufacturing processes such as 3D Metal Printing can be used to quickly and efficiently produce a physical representation of a part or product. As technology in this area continues to evolve these parts are becoming more accurate and are able to meet the product developers' requirements for dimensional accuracy, cosmetics and material properties. There are instances where the use of more traditional manufacturing processes is required such as CNC Precision machining, in order to finalize the proto-type or production part. As a supplement to additive manufacturing, our CNC machining facility can be used to produce extreme precision, high-quality custom parts in metal or plastic. .
The ability to meet our clients' needs both in the additive manufacturing sector and in the traditional precision machining arena will make 3DX Industries a leader in the manufacturing market. Having both processes in house is a significant time and cost saving advantage for 3DX's clients and will allow 3DX to integrate seamlessly into the metal printing market. 3DX is in a position to provide 3D Metal Printing, , Precision Tooling, 3D Rapid Proto-Typing, CNC Milling, Large Capacity Milling and Injection Mold Tooling.
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

We believe that we have competitive strengths that position us favorably and will enable us to become a leader in our markets. We also believe that currently there are few "job shop" type manufacturers such as 3DX, capable of offering precision machining services, 3D Metal printing and 3D Composite printing. Having all of these manufacturing process's under one roof, and the expertise to integrate these process's we believe is an advantage to our customers and sets us apart from many of our competitors. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on our market. As reported by Grand View Research, "some key industry participants include Stratasys Inc., 3D Systems Corporation, Envisiontec GmbH, and Materialise NV. Intensifying competition is expected to result in lowered prices and increased shipments in the 3D printing market in the coming years. With products maturing rapidly, and iteratively enhancing technology reducing the gap between objects made using this form of printing and conventional methods, the market is expected to witness growing demand" through 2020. See generally Grand View Research, 3D Printing Market Analysis By Application (Automotive, Aerospace, Medical), By Raw Material (Polymers, Metals, Ceramic) And Segment Forecasts To 2020, published December 2013. These companies could more directly compete with us, along with our existing competitors, and both could also launch new products and services that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Industry Trends

3D Metal Printing is quickly becoming known throughout the manufacturing industry as "cutting edge" as 3D printers can manufacture everything from toys to automotive parts. Not to be confused with 3D Plastic Printing, which has been around for some time, 3D Metal printing is a new and innovative method that will change the way products are currently manufactured.

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

3D printing helps in the production of reliable products and lowers the need for iterative product development, thus decreasing the time-to-market of new products. Furthermore, the process alleviates the wastage of raw material as in the case of machining, since only the amount of material necessary for the part under printing is used. Although these techniques are in the process of change, much of manufacturing today still falls in the subtractive category.

Government Regulation

We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include, but are not limited to:

-	Regulations promulgated by federal and state environmental and health agencies;
-	The federal Occupational Safety and Health Administration;
-	The U.S. Foreign Corrupt Practices Act;
-	Laws pertaining to the hiring, treatment, safety and discharge of employees;

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

More information about the Company can be found on the Company's website at www.3dxindustries.com. Additionally, up until the filing of a Form 15 on March 29, 2017, the Company has filed annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.   Subsequently you can access our reports and filings at www.otcmarkets.com.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 6920 Salashan Pkwy Suite D101, Ferndale, WA 98248. Our telephone number is 360-366-8858. The space is approximately 8,588 square feet. We rent this space for approximately $4,500 per month on an escalating basis year over year. The original lease terminated on February 29, 2016 and was subsequently renewed for a five-year term. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. ("Warrior"), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 28,000 shares of the Company's restricted common stock along with an option to purchase 28,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 28,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 28,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company's common share on the March 23, 2011. Through October 31, 2013, the Company has incurred additional acquisition costs totaling $91,606. The capitalized costs of the McNeil claim as of October 31, 2013 amounted to $652,330.

On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. ("Trio") to assign 100% of its claims in the McNeil property, subject to a 5% net smelter royalty, to Trio once Trio has incurred exploration and administrative costs totaling $5,000,000 (CND) based upon the following schedule:

On or before December 31, 2015 $ 500,000
On or before December 31, 2017 $2,000,000
On or before December 31, 2019 $2,500,000

Nighthawk Claims, Canada

The Company had staked 35 claims on property adjacent to the McNeil known as the Night Hawk Property. The acquisition cost associated with this claims totaled $37,380. The Company did not have sufficient funds to pay the fees required to renew the 35 claims and on October 8, 2013 it assigned its total interest in these claims to Trio in exchange for a 5% royalty on the net smelter returns generated from these claims. The Company granted Trio the option to purchase each 1% royalty interest for $2,000,000 (CND). The Company did not report any gain or loss on this transaction and valued the 5% net royalty interest at the property's current acquisition cost of $37,380. Trio was unable to raise sufficient funds for the development and required fee payments on the claims by November 2014 and as a result Trio has forfeited the claims resulting in a termination of the royalty option. The Company no longer has any interest in the claims.

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc., ("Carlin") in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 2,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the "Claims"). The Claims are subject to a 1.5% net smelter return ("NSR").

Under the terms of the original agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the "earn-in period"). Upon completion of the earn-in period, a joint venture (the "Joint Venture") is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

On March 23, 2012, the Company and Trio entered into an agreement that modified certain terms of the original agreement ("modified agreement"). During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs. Under the original agreement, $1,500,000 was to be funded during the 2010 budget year, $2,000,000 was to be funded during the 2011 budget year and $2,000,000 was to be funded during the 2012 budget year. The modified agreement eliminates the annual funding requirements and extends the due date of the $5,500,000 funding to December 31, 2013.

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

Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. Through July 31, 2012, the Company funded a total of $2,350,000 in the property's operational costs as defined under the modified agreement. The funds paid have been charged to operations and included in exploratory costs.

In addition, within three months of the assignment, the Company is required to issue Trio 144,240 shares of its common stock. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 1,442 shares of the Company's common stock. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 1,442 shares of the Company's common stock. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 1,442 shares of the Company's common stock All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 2,884 shares of its common stock to Trio valued at $242,323, based upon the restated trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 1,442 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 2,788 shares of its common stock to Trio valued at $11,152, based upon the restated trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

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

In December 2014, the Company notified Trio of its intent to terminate its agreement on the Rodeo Creek Property. The Company will have no further interest in this project. The Company has earned a 2% Net Smelter Royalty on the property and has granted Trio the exclusive right and option at any time to buy back 100% of the Royalty by paying to the Company a cash consideration of $3,000,000.00 (USD) (the "Buy Back Option"). The Buy Back Option may be exercised at any time in part by Trio paying $1,500,000.00 (USD) for each one percent (1%) of the Royalty purchased by Trio.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. ("St. Elias") in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter royalty ("NSR") in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias. Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR) in consideration of:

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

The Company's first payment of $10,000 was paid on June 24, 2010. On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias. As of January 31, 2012, the Company has paid a total of $27,603 in fees towards property maintenance costs on the Cueva Blanca property.

The company has no further interest in this property

Mining properties at October 31, 2014 consist of the following:

Beginning balance –November 1, 2013	$689,710
Acquisition related costs	-
Cost charged off as impaired	(689,710)
Balance – October 31, 2014	$-

Management's decision to change its focus from the mining sector to manufacturing was based on the declining condition of the resource sector over the past years. It was becoming significantly more difficult to raise funds for working capital and property development as a resource company, Management felt it was in the best interest for the continued viability of the company to focus efforts within an industry that has the potential for generating cash flow sooner than would be possible in the resource sector.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our common stock has been quoted on the Over the Counter Bulletin Board (OTCQB) since March 6, 2009 under the symbol "UKRA". Subsequently, the Company changed its name to Amarok Resources and was quoted under the symbol "AMOK" from February 23, 2010 until December 23, 2013. On November 22, 2013, the Company's name change from Amarok Resources, Inc. to 3DX Industries, Inc. became effective. Subsequently on December 23, 2013, the Company's symbol changed from "AMOK" to "DDDX". Because we are quoted on the OTCQB Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as derived from quotations provided by Yahoo Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	BID PRICE PER SHARE(1)
	HIGH	LOW

First Quarter (Nov. 1, 2013-Jan. 31, 2014)	$1.29	0.051
Second Quarter (Feb. 1, 2014-Apr. 30, 2014)	$7.00	0.74
Third Quarter (May 1, 2014-Jul. 31, 2014)	$1.82	0.342
Fourth Quarter (Aug. 1, 2014-Oct. 31, 2014)	$1.18	0.34
First Quarter (Nov. 1, 2014-Jan. 31, 2015)	$0.40	0.085
Second Quarter (Feb. 1, 2015-Apr. 30, 2015)	$0.1299	0.0125
Third Quarter (May 1, 2015-Jul. 31, 2015)	$0.05	0.0171
Fourth Quarter (Aug. 1, 2015-Oct. 31, 2015)	$0.049	0.024

(1) The historical bid price per share retroactively reflects the 1 for 50 reverse split that was declared effective by FINRA on November 22, 2013.

Record Holders

Total shares of common stock issued and outstanding as of the date October 31, 2015 was 37,461,409, held by approximately 58 shareholders of record based on information provided by our transfer agent.

Recent Sales of Unregistered Securities;

None.

Re-Purchase of Equity Securities

None

Dividends

Effective February 23, 2010, the Company authorized a 60:1 stock split.

On September 26, 2013 (the "Record Date"), the Company's Board of Directors and shareholders holding the majority of issued and outstanding common stock approved a One (1) for Fifty (50) reverse stock split of its $0.001 par value common stock (the "Reverse Split"). The Reverse Split was declared effective by FINRA on November 22, 2013 (the "Effective Date").The reverse stock split affected all of the Company's stockholders uniformly and did not affect any stockholder's percentage ownership interests in the Company, except to the extent that the reverse stock split resulted in fractional share ownership. Further, any outstanding options, warrants and rights to purchase common stock as of the Effective Date were also subject to the adjustment and were decreased accordingly.

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

ITEM 7.	MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONA ND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Plan of Operation

As of October 31, 2015, and 2014, we had $19,951 and $2,074, respectively, of cash on hand. We incurred operating expenses in the amount of $1,222,044 during the year ended October 31, 2015, of which $834,024 was general and administrative expenses. These operating expenses were comprised of general and administrative expenses, professional fees, directors' and consulting fees, impairment losses and other miscellaneous expenses.

The Company is in the early stage of operations and has only commenced generating revnues in our current fiscal year.  Management cannot guarantee that the Company will be successful in its business operations and the Company's business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand its operations.  Equity financing could result in additional dilution to the Company's existing shareholders.

Revenues

The Company generated $393,635 in revenues from operations and $61,493 in cost of goods sold for the fiscal year ended October 31, 2015, with $nil in revenue from operations and cost of goods sold for the same periods ended October 31, 2014.  Our gross profit in fiscal 2015 was $332,142 compared to Nil in fiscal 2014.

Expenses

For the fiscal year ended October 31, 2015, total operating expenses were $1,222,044 as compared to $6,114,509 for the same periods ended October 31, 2014. The substantial decrease in expenditures for the fiscal year ended October 31, 2015 as compared to the same period in 2014 relates to a reduction in stock based compensation incurred in 2014 totaling $4,800,000. During the respective comparative periods, save the one-time charge to stock based compensation as set out above, fees incurred for professional fees and general and administrative expenses increased period over period in the twelve months comparative periods as the Company increased its level of operations. During the fiscal year ended October 31, 2015 the Company expensed $185,792 as depreciation and amortization expense, with $76,640 in the comparative periods ended October 31, 2014. In addition, during the prior fiscal year ended October 31, 2014, the Company recorded other expenses of $4,831,200 as the result of a loss on the settlement of certain indebtedness, with no similar losses in the current fiscal year ended October 31, 2015. Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $975,729 for the fiscal year ended October 31, 2015 as compared to $10,996,195 in the fiscal year ended October 31, 2014.

Working Capital
	October 31, 2014	October 31, 2015	Difference
Current Assets	$3,688	$45,061	$41,373
Current Liabilities	$1,087,603	$2,747,123	$1,659,520
Working Capital	$(1,083,915)	$(2,702,062)	$(1,618,147)

Cash Flows
	Year Ended October 31, 2014	Year Ended October 31, 2015
Net Cash (Used) in Operating Activities	$(288,246)	$(207,180)
Net Cash (Used) in Investing Activities	$(102,630)	$-
Net Cash Provided by Financing Activities	$390,490	$225,057
Net Effect of Foreign Currency Translation	$-	$-
Net (Decrease) in Cash During the Period	$(386)	$17,877

Interest Expense

Interest expense for the year ended October 31, 2015 totaled $85,827 and mainly consisted of interest accruing on certain outstanding accounts and notes payable. Interest expense for the twelve months ended October 31, 2014 was $50,486.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to5increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of October 31, 2015 is $19,951.

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

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2015, had a combined accumulated deficit of $17,031,102 and had negative working capital of $2,702,062. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of October 31, 2015, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company's management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company's opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS

3DX INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

NOTICE TO READER

The finanical statements contained herein are unaudited and management prepared.

Page
Financial Statements:
16
Balance Sheets as of October 31, 2015 and October 31, 2014 (Unaudited)

Statements of Operations for the years ended October 31, 2015 and October 31, 2014 (Unaudited)	17

Statements of Stockholders' Deficits for the years ended October 31, 2015 and October 31, 2014 (Unaudited)	18

Statements of Cash Flows for the years ended October 31, 2015 and October 31, 2014 (Unaudited)	19

Notes to Financial Statements (Unaudited)	20 to 31

3DX INDUSTRIES, INC. Balance Sheets (Unaudited)
	October 31,	October 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$19,951	$2,074
Accounts receivable	25,110	-
Prepaid expenses	-	1,614
Total current assets	45,061	3,688

Property and equipment
Manufacturing equipment	1,392,981	1,254,571
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(260,179)	(75,585)
Total property and equipment	1,134,445	1,180,629

Other assets
Website development (net of accumulated amortization of $2,889 and $1,691)	1,231	2,429
Security deposit	4,275	4,275
Total other assets	5,506	6,704

Total assets	$1,185,012	$1,191,021
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$732,186	$331,595
Payables to related parties	301,870	149,135
Equipment purchase payable - current portion	645,006	196,378
Accrued compensation - convertible	174,000	174,000
Current portion of notes payable - unrelated party	571,095	236,495
Current portion of convertible notes payable - unrelated party	322,966	-
Total current liabilities	2,747,123	1,087,603

Long-term liabilities
Equipment purchase payable	-	479,362
Convertible notes payable - related party	500,000	500,000
Convertible notes payable - unrelated party	-	157,541
Note payable - unrelated parties	-	52,897
Total long-term liabilities	500,000	1,189,800

Total liabilities	3,247,123	2,277,403

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at October 31, 2015 and at October 31, 2014	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(17,031,102)	(16,055,373)

Total stockholders' deficit	(2,062,111)	(1,086,382)

Total liabilities and stockholders' deficit	$1,185,012	$1,191,021

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Operations
(Unaudited)

	For the Fiscal Year Ended
	October 31,
	2015	2014

Revenue	$393,635	-
Cost of goods sold	61,493	-
Gross profit	332,142	-

Operating expenses
Depreciation and amortization	185,792	76,640
Professional services	202,228	64,384
General and administrative expenses	834,024	5,973,485
Total operating expenses	1,222,044	6,114,509

Other income (expense)
Loss on settlement of indebtedness	-	(4,831,200)
Interest expense	(85,827)	(50,486)
Total other (expense)	(85,827)	(4,881,686)

Net loss	$(975,729)	$(10,996,195)

Net loss per common share -
basic and diluted	$(0.03)	$(0.33)

Weighted average number of common
shares outstanding	37,461,409	33,434,888

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statement of Changes in Stockholders' Equity
For the years ended October 31, 2015 and 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, October 31, 2013	1,581,409	$1,581	$5,286,410	$(5,059,178)	$228,813
Issuance of common stock for services	30,000,000	30,000	4,770,000	-	4,800,000
Issuance of common stock in cancelation of indebtedness	4,880,000	4,880	4,875,120	-	4,880,000
Issuance of common stock on conversion of indebtedness	1,000,000	1,000	-	-	1,000
Net loss for period	-	-	-	(10,996,195)	(10,996,195)
Balance, October 31, 2014	37,461,409	37,461	14,931,530	(16,055,373)	(1,086,382)
Net loss for period				(975,729)	(975,729)
Balance, October 31, 2015	37,461,409	$37,461	$14,931,530	$(17,031,102)	$(2,062,111)

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

	For the Fiscal Year Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(975,729)	$(10,996,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	185,792	76,640
Loss on settlement of debt	-	4,831,200
Stock-based compensation	-	4,800,000
Impairment loss		689,710
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25,110)	-
(Increase) decrease in prepaid expenses	1,614	(4,689)
Increase (decrease) in accounts payable	347,777	263,354
Increase (decrease) in accounts payable - related party	152,136	9,713
Increase (decrease) in accrued interest	106,340	42,021
Net cash used in operating activities	(207,180)	(288,246)

Cash flows from investing activities:
Equipment purchases		(100,010)
Website development	-	(2,620)
Net cash used in investing activities	-	(102,630)

Cash flows from financing activities:
Proceeds from third party borrowing	286,500	253,000
Repayments on third party borrowing	(61,443)	(12,510)
Proceeds from related party borrowing	-	150,000
Net cash provided by financing activities	225,057	390,490

Increase (decrease) in cash	17,877	(386)
Cash - beginning of period	2,074	2,460
Cash - end of period	$19,951	$2,074
Supplemental disclosures of cash flow information:
Interest paid	$10,488	$4,729
Income taxes paid	$-	$-

Non-Cash Investing and Financing Transactions
Equipment purchased with debt	$138,410	$1,175,000
Common stock issued for debt	-	48,800
Accrued compensation converted to common stock	-	1,000
	$138,410	$1,224,800

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

3DX Industries, Inc. (the "Company") was incorporated in the state of Nevada on October 23, 2008. The Company's principal activity presently is manufacturing and our head office is located near Bellingham WA, USA. The Company manufactures consumer and corporate products using an additive manufacturing method through 3D Metal printing technology and conventional precision manufacturing processes.

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2015, had a combined accumulated deficit of $17,031,102 and had negative working capital of $2,702,062. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the years ended October 31 2015 and 2014 amounted $185,792 and $76,640, respectively.

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification ("ASC") Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The Company determined that the carrying cost of its mining properties were fully impaired and for the year ended October 31, 2014, the Company charged $689,710 to impairment loss.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2015. The Company's financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share

The company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  For the years ended October 31, 2015 and 2014, respectively, the Company has recorded a net loss and therefore we have not presented diluted earnings per share.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF's on any of the convertible debt it issued during the years ended October 31, 2015 and 2014.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Issuances Involving Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to officer's compensation and consulting services.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standard Codification Topic 505-50, "Equity-Based Payments to Non-Employees." This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Recent Accounting Pronouncements

The Company's management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company's opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 3 - MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. ("Warrior"), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada. The purchase price of the property was in exchange for Warrior receiving 28,000 shares of the Company's restricted common stock along with an option to purchase 28,000 of the Company common shares of the Company at a price of $1.00 per common share until October 1, 2011. Any options remaining unexercised as of September 1, 2011 may be exercised at a price of $1.25 per common share until March 31, 2012, after which the option to purchase any shares of Amarok automatically terminates. The Company initially valued the 28,000 shares at $784,000 based upon the trading price of the common shares on the date of issuance. The Company valued the 28,000 options at $98,724 using a binomial option model with a trading price of $0.56 per share, risk-free interest rate of 0.26%, and volatility of 93.221%. The total of $882,724 was capitalized as mining properties. At October 31, 2011, the Company recognized an impairment of $322,000 on the reduction in the fair value of mining claim based upon the agreed upon price of $0.33 per share pursuant to the underlying purchase agreement. The $0.33 per share was based upon the trading price of the Company's common share on the March 23, 2011. Through October 31, 2013, the Company has incurred additional acquisition costs totaling $91,606. The capitalized costs of the McNeil claim as of October 31, 2013 amounted to $652,330.

On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. ("Trio") to assign 100% of its claims in the McNeil property, subject to a 5% net smelter royalty, to Trio once Trio has incurred exploration and administrative costs totaling $5,000,000 (CND) based upon the following schedule:
On or before December 31, 2015 $ 500,000
On or before December 31, 2017 $2,000,000
On or before December 31, 2019 $2,500,000

Nighthawk Claims, Canada

The Company had staked 35 claims on property adjacent to the McNeil known as the Night Hawk Property. The acquisition cost associated with this claims totaled $37,380. The Company did not have sufficient funds to pay the fees required to renew the 35 claims and on October 8, 2013 it assigned its total interest in these claims to Trio in exchange for a 5% royalty on the net smelter returns generated from these claims. The Company granted Trio the option to purchase each 1% royalty interest for $2,000,000 (CND). The Company did not report any gain or loss on this transaction and valued the 5% net royalty interest at the property's current acquisition cost of $37,380. Trio was unable to raise sufficient funds for the development and required fee payments on the claims by November 2014 and as a result Trio has forfeited the claims resulting in a termination of the royalty option. The Company no longer has any interest in the claims.

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc., ("Carlin") in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. The assigned exploration agreement was dated January 28, 2010. In consideration for the assignment of the interest in the exploration agreement, the Company paid Carlin $1 and issued 2,000 shares of its common stock, valued at $168,000 based upon the trading price of the shares on the date of issuance. The value of these shares has been charged to operations and included in exploration costs.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 3 - MINING CLAIMS (continued)

Rodeo Creek Project, Nevada (continued)

Trio has leased and has an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the "Claims"). The Claims are subject to a 1.5% net smelter return ("NSR").

Under the terms of the original agreement, the Company earns a 75% undivided interest in the Property during an earn-in period commencing in January 2010 and completing in December 2012 (the "earn-in period"). Upon completion of the earn-in period, a joint venture (the "Joint Venture") is to be formed with the same 75% / 25% interest the parties held during the earn-in period. The Joint Venture shall remain in effect for twenty-five years or as long as the claims are being actively mined or developed, whichever is longer. After the termination of the Joint Venture, the Claims shall revert back to Trio.

On March 23, 2012, the Company and Trio entered into an agreement that modified certain terms of the original agreement ("modified agreement"). During the earn-in-period, the Company is to provide $5,500,000 in funding to cover operational costs. Under the original agreement, $1,500,000 was to be funded during the 2010 budget year, $2,000,000 was to be funded during the 2011 budget year and $2,000,000 was to be funded during the 2012 budget year. The modified agreement eliminates the annual funding requirements and extends the due date of the $5,500,000 funding to December 31, 2013.

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

Once the Company has provided $5,500,000 in funding for the project, the Company and Trio shall fund the operational costs jointly, with the Company providing 75% of the funds and Trio providing 25% of the funds. Through July 31, 2012, the Company funded a total of $2,350,000 in the property's operational costs as defined under the modified agreement. The funds paid have been charged to operations and included in exploratory costs.

In addition, within three months of the assignment, the Company is required to issue Trio 144,240 shares of its common stock. Upon expenditure of a minimum of $2,000,000 on the claims, Trio shall receive an additional 1,442 shares of the Company's common stock. Upon expending a minimum of $4,000,000 on the claims, Trio shall receive an additional 1,442 shares of the Company's common stock. Upon expenditure of $5,500,000 on the claims, Trio shall receive a final 1,442 shares of the Company's common stock All shares issued shall be restricted common shares and will be stamped with the applicable hold period. On February 22, 2010, the Company issued 2,884 shares of its common stock to Trio valued at $242,323, based upon the restated trading price of the shares on the date of issuance. On October 25, 2011, the Company issued 1,442 shares of its common stock to Trio valued at $5,769, based upon the trading price of the shares on the date of issuance. On March 23, 2012, the Company issued 2,788 shares of its common stock to Trio valued at $11,152, based upon the restated trading price of the shares on the date of issuance. The values of the shares have been charged to operations and included in exploration costs.

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 3 - MINING CLAIMS (continued)

Rodeo Creek Project, Nevada (continued)

The Company failed to pay the required $130,000 that was due on October 1, 2013 and is in default under the agreement.

In December 2014, the Company notified Trio of its intent to terminate its agreement on the Rodeo Creek Property. The Company will have no further interest in this project. The Company has earned a 2% Net Smelter Royalty on the property and has granted Trio the exclusive right and option at any time to buy back 100% of the Royalty by paying to the Company a cash consideration of $3,000,000.00 (USD) (the "Buy Back Option"). The Buy Back Option may be exercised at any time in part by Trio paying $1,500,000.00 (USD) for each one percent (1%) of the Royalty purchased by Trio.

Cueva Blanca Gold Property

On April 16, 2010, the Company entered into an agreement with St. Elias Mines Ltd. ("St. Elias") in which Amarok is given an option to earn a 60% interest, subject to a 1.5% net smelter royalty ("NSR") in the Cueva Blanca gold property (1,200 hectares) in Northern Peru, which is wholly owned by St. Elias. Under the terms of the letter agreement, it is possible for the Company to acquire a 60% interest in the Property (subject to a 1.5% NSR) in consideration of:

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

The Company's first payment of $10,000 was paid on June 24, 2010. On April 27, 2011, the agreement between St. Elias and Amarok was formally terminated by St. Elias. As of January 31, 2012, the Company has paid a total of $27,603 in fees towards property maintenance costs on the Cueva Blanca property.

The company has no further interest in this property

Mining properties at October 31, 2014 consist of the following:

Beginning balance –November 1, 2013	$689,710
Acquisition related costs	-
Cost charged off as impaired	(689,710)
Balance – October 31, 2014	$-

Management's decision to change its focus from the mining sector to manufacturing was based on the declining condition of the resource sector over the past years. It was becoming significantly more difficult to raise funds for working capital and property development as a resource company, Management felt it was in the best interest for the continued viability of the company to focus efforts within an industry that has the potential for generating cash flow sooner than would be possible in the resource sector.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2015 totaled $508,406 (October 31, 2014 - $507,022) of which the accrued interest of $8,406 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $8,406 was charged to operations. The Company has not paid any accrued interest.

NOTE 5 - EQUIPMENT

By way of agreement concurrent with Mr. Janssen's appointment to the Board of Directors and entry into an Employment Agreement (see Note 6 – Commitments and Contingencies below) and executed on December 18, 2013, the Company purchased various equipment relating to the post production processes for its 3D metal printing operation from Mr. Janssen, our sole officer and a director, for $500,000 which amount has been capitalized on our balance sheet.

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid on purchase. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase under ASC Topic 835-30-25 "Imputation of Interest" discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The total gross capitalized value of this equipment was $731,025.

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

During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at October 31, 2015 in the total remaining amount of $645,006 (October 31, 2014 - $675,740).

During the year ended October 31, 2014 in connection with the aforementioned equipment purchase, the Company capitalized an additional $23,366 in respect of installation costs.

In addition, the Company purchased additional equipment with a total value of $138,410 during the three months ended July 31, 2015 which has been capitalized on the Company's balance sheets. Of this amount a total of $122,465 is subject to an equipment finance agreement as more fully descried in Note 5(6) below.

Capitalized manufacturing equipment (gross) at October 31, 2015 and October 31, 2014 totaled $1,392,981 and $1,254,571.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(1)	Third party convertible promissory note

An unrelated third party advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at October 31, 2015 amounted to $25,630 (October 31, 2014 - $nil). As per the terms of the agreement, accrued interest of $630 was charged to operation for the fiscal year ended October 31, 2015

(2)	The ExOne Company

As further detailed above in Note 5 – Equipment, on October 23, 2014 the Company entered into a Secured Promissory Note, Loan and Security Agreement (the "Note") in the principal amount of $675,000 with interest accruing at a rate of 5% per annum. Under the terms of the Note, principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The note is secured by a lien on the purchased equipment. During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with ExOne to revise the payment schedule with respect to the purchase.

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	46,500
Repayment: Principal	(5,000)
Accrued interest:	13,375
Balance, October 31, 2015	$278,353

During the fiscal year ended October 31, 2015, the Company received an additional $46,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through December 15, 2015.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at October 31, 2015 amounted to $165,041 (October 31, 2014 - $157,541). Accrued interest charged to operation for the fiscal year ended October 31, 2015 and 2014 totaled $7,500 and $7,541, respectively.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	-
Accrued interest	3,250
Balance, October 31, 2015	$71,105

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

Accrued interest charged to operations for the fiscal year ended October 31, 2015 and 2014 amounted to $3,250 and $2,882, respectively.

(5)	Lender 3

On November 18, 2014, the Company borrowed $25,000 from a third party (Note 1). The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10% beginning April 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 01, 2015. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.30 per share.

On December 10, 2014, the Company further borrowed $100,000 from a third party (Note 2). The $100,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10% beginning April 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.15 per share.

Pursuant to ASC Topic 470-20, "Debt with Conversion and Other Options," there is no beneficial conversion feature associated with these promissory notes because the conversion rate is equal or greater than the fair market value on the issuance date.

	Note 1	Note 2
Balance, October 31, 2014	$-	$-

Additional: Principal	25,000	100,000
Accrued interest	1,459	5,836
Balance, October 31, 2015	$26,459	$105,836

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(6)	Equipment Finance Agreement

On March 25, 2015, the Company entered into an Equipment Finance Agreement ("EFA") with Global Finance Group, Inc. to borrow up to $275,000. Under the EFA the Company received cash proceeds of $90,000, $5,000 was paid directly to a third party to reduce certain outstanding loans and a further $122,465 was expended by Global to purchase equipment on behalf of the Company. The EFA is secured by the purchased equipment, and is assessed interest at a rate of 12% per annum. Principal and accrued interest are paid in monthly installments of $7,243 commencing on May 1, 2015. It was agreed between the parties that the first 4 months of payments will be reduced by $5,000 per payment, and thereafter, commencing September 1, 2015 payments of the full installment value will commence.

During the fiscal year ended October 31, 2015, the Company paid $11,472, of which $8,972 was applied to the principal and $2,500 applied to interest. The Company has met its payment obligations up to August 2015 and is in default of its current payment obligations.

The balance due on this obligation at October 31, 2015 is $221,637 (October 31, 2014 - $nil).

During the fiscal year ended October 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at October 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company's President, Mr. Roger Janssen.

NOTE 7 - STOCKHOLDERS' EQUITY

For the year ended October 31, 2015

No Shares were issued during the period.

For the year ended October 31, 2014

In June 2014, a third party holding a convertible promissory note assigned $1,000 of accrued compensation due it to a third party, who converted the $1,000 into 1,000,000 shares of the Company's common stock at a conversion price of $0.001 per share. The Company did not recognize any gain or loss on the conversion.

On February 19, 2014, the Company issued 4,880,000 shares of its common stock in exchange for the cancelation of $48,880 of debt due an unrelated third party The Company recognized a loss from the extinguishment of the debt totaling $4,831,200, which was charged to operations.

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of October 31, 2015 amounted to $301,870 (October 31, 2014 - $149,135), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $301,870 is net of $27,864 that was actually paid to Mr. Janssen during the fiscal year ended October 31, 2015.

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years.

On March 30, 2015, the Company entered into an equipment rental agreement with Santeo Financial Corp. with respect to certain manufacturing equipment. The term of rental is 24 months, with an option to purchase the equipment at any time up to the end of the rental agreement. Under the terms of the agreement the Company shall pay a security deposit of $700 and agreed to a monthly rental fee of $350 with the first month payable upon signing. The Company did not make any payments under this agreement in the period ended October 31, 2015 and has accrued a total of $3,710 as due and payable.

NOTE 9 - SUBSEQUENT EVENTS

(a)
On February 29, 2016, the Company extended a lease agreement originally entered into in January 2014 for a term of five years expiring February 28, 2021.  Minimum annual lease payments under the extended lease are as follows:

10 months ending October 31, 2016: $43,800
Year ending October 31, 2017: $52,560
Year ending October 31, 2018: $53,420
Year ending October 31, 2019: $54,452
Year ending October 31, 2020: $55,484
Year ending October 31, 2021:$9,276

(b)
On November 23, 2016, the Company and ExOne entered into a title transfer, conditional release and equipment lease agreement where under the Company, notified of its default under the original terms of the agreement and amendments thereto (Note 5 above) effective January 11, 2016, agreed to transfer title of the equipment back to ExOne, agreed to a lump sum payment of $10,000 and agreed to enter into a 24 month lease for the equipment under the following terms:

a) Months 1-3: $5,000.00 per month
b) Months 4-6: $7,500.00 per month
c) Months 7-24: $10,000.00 per month

With each payment being due on the first date of the respective month and subject to a 5% late fee when unpaid within 10 (ten) days of the due date.  Further under the terms of the agreement ExOne has provided a conditional release of all amounts due under the original agreement and amendments thereto.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 9 - SUBSEQUENT EVENTS (continued)

(c)
On December 20, 2016, a lender of a convertible note with a principal balance of $150,000 (the "Original Note")  (refer to Note 6(3)(b)) entered into an amendment to the terms of that certain note and accrued interest whereby, among other considerations, the conversion price was reduced from $0.10 per share to $0.001 per share.  Subsequently, the lender assigned a total of $40,000 of its principal debt to an arm's length third party who converted a total of $6,000 in principal to 6,000,000 shares of common stock.  The assignee entered into a waiver and release agreement with the Company for the balance of the assigned convertible note payable in the amount of $34,000 on May 30, 2017.

The Company received conversion notices totaling $5,000 in respect of the balance still held under the aforementioned Original Note by the original lender and issued a total of 5,000,000 shares leaving a total balance payable, not including accrued interest, of $105,000 on this note.

(d)
On March 15, 2017, the Company and Santeo entered into a letter agreement to revise the terms of the original March 30, 2015 equipment lease (ref: Note 9 above). Under the terms of the letter agreement, the Company will purchase the manufacturing equipment for a total of $18,000 no later than December 31, 2017, which amount shall also include all accrued and unpaid rental payments, and any interest thereon up to December 31, 2017.  Should the Company be unable to make the required payment as at December 31, 2017, interest of 12% per annum shall apply to any balance outstanding.

(e)	On April 28, 2017, a third-party lender with various amounts outstanding agreed to release and waive a total of $367,170, inclusive of accrued interest thereon, with no further consideration payable.

(f)	On June 15, 2017, a total of 3,000,000 shares originally issued to settle part of convertible note in the amount of $3,000 as discussed in Note 9(c) above were returned to treasury and canceled.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2014, the Company dismissed Robison, Hill and Co. ("Robison") as the registered independent registered public accountant and appointed MaloneBailey, LLP ("MaloneBailey") as the Company's registered independent public accounting firm as of December 11, 2014. The decisions to appoint MaloneBailey and dismiss Robison were approved by the Board of Directors of the Company on December 11, 2014.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant's report on the financial statements for the year ended October 31, 2013, Robison's reports on the financial statements of the Company for the year ended October 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the most recent fiscal year and any subsequent interim period through Robison's termination on December 11, 2014, Robison disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant's report on the financial statements.

In connection with the audit and review of the financial statements of the Company through December 11, 2014, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Robison's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the year ended October 31, 2013 and interim unaudited financial statements through December 11, 2014, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to December 11, 2014, the Company did not consult with MaloneBailey regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company's financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to Robison prior to the date of the filing of this report and requested that Robison furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 11, 2014, incorporated herein by reference.

The Company's auditor, Malone Bailey resigned on June 1, 2017.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of October 31, 2015.

 Management's Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2015. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2015, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

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

6.
There is a strong reliance on contract accountants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company's monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1) Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Address	Age	Position	Tenure
Roger Janssen 6920 Salashan Parkway Suite D101 Ferndale, WA 98248	52	President, CEO, CFO, Director	September 17, 2013 to present

Earl W. Abbott 3841 Amador Way Reno, NV 89502	74	Vice President of Exploration and Director	January 25, 2013 to present

2) Term of Office

Each of our officers is elected by the Company's Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company's Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

3) Biographies and Business Experience of Officers and Directors

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

ROGER JANSSEN, is the founder of Key Manufacturing ("Key"), and has acted as president of Key for the past 23 years. In addition to his position at Key, Mr. Janssen was a director of Mineralite Corporation, a Company traded on the OTCBB market under the symbol "RITE" for the past two years prior to joining 3DX Industries, Inc. Mr. Janssen resigned from his position with Mineralrite on November 14, 2013. Mr. Janssen has more than thirty years of experience in the manufacturing industry. He has secured lucrative contracts within a range of industries: marine, military, automotive, alternative energy, medical, and aerospace. Clients include, but are not limited to, Boeing, Raytheon, BE Aerospace, British Petroleum and Intermec.

Because of Mr. Janssen's dedication to new technological developments, Key Manufacturing has been able to provide the Puget Sound with high quality manufacturing and machine services since 1989. Over the years, Mr. Janssen has proven his ability to reinvent himself by staying profitable even through economic lows within the industry, such as after 9/11. One example of this is Mr. Janssen's keen ability to recognize new business opportunities, as he did in 2004, when he added a ZCorp310- 3 D printer, which instigated his current experience with additive manufacturing. During his twenty-four year tenor at Key manufacturing, Mr. Janssen has gained immeasurable experience in management, operations, human resources, equipment procurement, strategic planning, sales and business development, contract negotiation, and financial reporting.

Mr. Janssen holds a technical degree in precision machining and manufacturing, earned in 1981 from the Sno-Isle Tech Centre in Everett, WA. He is always seeking to expand and update his business knowledge, and has actively continued his education by taking financial, business and marketing courses at his local community college. Recognizing his impeccable reputation as an industry leader in the area, the Sno-isle Tech Centre recruited Mr. Janssen to serve on their advisory board, which he did for the following eight years. Three of those years were spent as Chairman of the Board, making decisions about the Centre's curriculum, as well as approving qualified faculty and budget allocations. Mr. Janssen has since acted as a consultant and member of the board to a variety of private and public companies within the industry.

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

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended October 31, 2015 and October 31, 2014.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger Janssen(1) (2)	President, CEO, CFO and Director	2015	$180,000	$-0-	$-0-	-0-	-0-	-0-	-0-	$180,000
		2014	$-162,421-	$-0-	$4,800,000	-0-	-0-	-0-	-0-	$4,962,421

Notes to Summary Compensation Table:

(1) Mr. Janssen was appointed to serve as President, CEO, CFO and Director of the Company on September 17, 2013.

(2)
The Company entered into that certain Executive Employment Agreement  (the "Employment Agreement") with Roger Janssen, an individual ("Mr. Janssen"), which the parties mutually agreed would be effective as of November 23, 2013 (the "Employment Agreement Effective Date"). Mr. Janssen employment agreement is for a term of three (3) years which shall be automatically renewed in one (1) year increments unless terminated within the sole discretion of the Company's Board of Directors. As consideration for services rendered pursuant to the Employment Agreement, Mr. Janssen received: (i) a total of Thirty Million (30,000,000) restricted shares of common stock of the Company, valued at $0.001 per share, as a signing bonus; and receives (ii) a base salary equal to One Hundred and Eighty Thousand USD ($180,000) per year, payable on a monthly basis. During the fiscal year ended October 31, 2015 Mr. Janssen charged $180,000 in management fees of which he was paid only $27,864, the balance of which is included in other payables, related parties.  October 31, 2014, Mr. Janssen was paid $13,286 of a total of $162,241 charged under the terms of his Employment Agreement. A total of $149,135 was accrued for services rendered.

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

Other than the Employment Agreement with Roger Janssen discussed above in Footnote 2 to the Summary Compensation Table, there are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The executive officer did not receive any equity awards, nor does he hold exercisable or unexercisable options, as of the years ended October 31, 2015 and 2014.

Long-Term Incentive Plans

The Company has no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, no are there any option, stock award, or long-term incentive plans.

Compensation of Directors

Our directors received no extra compensation for their services on the Company's Board of Directors. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of October 31 2015, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of October 31, 2015, there are 37,461,409 shares of common stock issued and outstanding, and no warrant or options outstanding.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership (2)

Roger Janssen (3) 6920 Salashan Pkwy Ferndale, WA 98248	30,002,000	80.09%
Earl W. Abbott (4) 3841 Amador Way Reno, NV 89502	600	0.001%
All executive officers and directors as a group (2 people)	30,002,600	80.09%
Beneficial Shareholders greater than 5%
Santeo Financial Corp. Suite #368, 16 Midlake Blvd SE Calgary AB T2X 2X7	3,746,140(5)	9.99%

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
(2) Applicable percentage of ownership is based on 37,461,409  shares of common stock outstanding, and no warrants or options outstanding as of October 31, 2015.
(3) Roger Janssen is the President, CEO, CFO, and Director of the Company. His beneficial ownership includes 30,002,000 common shares.
(4) Earl Abbot is a Director of the Company and Vice President of Exploration. His beneficial ownership includes 600 common shares.
(5) On January 15, 2013, Santeo Financial Corp, was granted the option to convert up to $43,750 in accrued compensation due it into shares of the Company's common stock at a conversion price of $0.001 per share, and to convert $131,250 of accrued compensation due it into shares of the Company's common stock at a conversion price of $0.01 per share. Effective December 18, 2013, the Company and Santeo agreed to institute an ownership limitation, under which no issuance of common stock shares of the Corporation to Santeo shall result in the issuance of more than that number of common stock shares, if any, such that, upon issuance, the aggregate beneficial ownership of the Corporation's Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Santeo and all persons affiliated with Santeo ("Beneficial Ownership") is more than 9.99% of the Corporation's Common Stock then outstanding. Thus, based on 37,461,409 shares issued and outstanding as of the date of this report, Santeo has the option to convert a portion of the debt owed by the Company to Santeo equivalent to a maximum of 3,746,140 shares of common stock.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Roger Janssen is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, Earl W. Abbott is not an independent director because he is also a shareholder of the Company.

Related Party Transactions

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of October 31, 2015 amounted to $301,870 (October 31, 2014 - $149,135), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $301,870 is net of $27,864 that was actually paid to Mr. Janssen during the fiscal year ended October 31, 2015.

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2015 totaled $508,406 (October 31, 2014 - $507,022) of which the accrued interest of $8,406 was classified as a short-term liability and the $500,000 was classified as a long-term liability. The accrued interest of $8,406 was charged to operations. The Company has not paid any accrued interest.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

               Disclosing such transactions in reports where required;
               Disclosing in any and all filings with the SEC, where required;
               Obtaining disinterested directors consent; and
               Obtaining shareholder consent where required.
Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent accountant up to their resignation on June 1, 2017 was MaloneBailey, LLP. MaloneBailey completed our interim review reports up to the Form 10-Q for the nine months ended July 31, 2015, but did not issue an audit report for the fiscal year ended October 31, 2015.  They did not complete a review of our annual financial staetments for the fiscal year ended October 31, 2015.  Prior to December 11, 2014, our principal independent accountant was Robison, Hill & Co. Pre-approved fees billed to the Company are set forth below:

	Year Ended October 31, 2014	Year Ended October 31, 2015
Audit fees	$52,430	$25,500
Audit-related fees	nil	nil
Tax fees	nil	nil
All other fees	nil	nil
Total	$52,430	$25,500

Audit Fees

During the fiscal year ended October 31, 2015, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements during the fiscal year ended October 31, 2015.

During the fiscal year ended October 31, 2014, we incurred approximately $52,430 in fees to our principal independent accountants and former independent accounts for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended October 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended October 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended October 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended October 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $ nil, respectively.

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

3DX Industries, Inc.

Date: January 17, 2018	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Chief Executive Officer
Chief Financial Officer
President, CEO and a director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: January 17, 2018	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: January 17, 2018	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbott
	Title:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company's last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the company's last fiscal year has been sent to any of the company's security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.