Form 10-Q
period 2016-01-31
3DX Industries, Inc.
filed 2018-01-17
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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
☐ Yes ☑ No

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
☐ Yes ☑ No

As of January 31, 2016 there were 37,461,409 shares of the registrant's $0.001 par value common stock issued and outstanding.

3DX INDUSTRIES, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of 3DX Industries, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "DDDX" refers to 3DX Industries, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Financial Statements:
4
Balance Sheets as of January 31, 2016 October 31, 2015 (Unaudited)

Statements of Operations for the three months ended January 31, 2016 and 2015 (Unaudited)	5

Statements of Cash Flows for the three months ended January 31, 2016 and 2015 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7 to 16

3DX INDUSTRIES, INC. Balance Sheets (Unaudited)
	January 31,	October 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$16,056	$19,951
Accounts receivable	14,547	25,110
Total current assets	30,603	45,061

Property and equipment
Manufacturing equipment	1,392,981	1,392,981
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(310,035)	(260,179)
Total property and equipment	1,084,589	1,134,445

Other assets
Website development (net of accumulated amortization of $3,107 and $2,889)	1,012	1,231
Security deposit	4,275	4,275
Total other assets	5,287	5,506

Total assets	$1,120,479	$1,185,012
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$848,474	$732,186
Payables to related parties	341,950	301,870
Equipment purchase payable - current portion	653,317	645,006
Accrued compensation - convertible	174,000	174,000
Current portion of notes payable - unrelated party	579,945	571,095
Current portion of convertible notes payable - unrelated party	328,637	322,966
Total current liabilities	2,926,323	2,747,123

Long-term liabilities
Convertible notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	3,426,323	3,247,123

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at January 31, 2016 and at October 31, 2015	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(17,274,835)	(17,031,102)

Total stockholders' deficit	(2,305,844)	(2,062,111)

Total liabilities and stockholders' deficit	$1,120,479	$1,185,012

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	January 31,
	2016	2015

Revenue	$88,062	$109,503
Cost of goods sold	9,397	23,883
Gross profit	78,665	85,620

Operating expenses
Depreciation and amortization	50,074	90,667
Professional services	27,866	68,347
General and administrative expenses	217,295	192,372
Total operating expenses	295,235	351,386

Other income (expense)
Interest expense	(27,163)	(15,665)
Total other (expense)	(27,163)	(15,665)

Net loss	$(243,733)	$(281,431)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	37,461,409	37,461,409

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(243,733)	$(281,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	50,074	90,667
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	10,563	(34,278)
(Increase) decrease in prepaid expenses	-	1,614
Increase (decrease) in accounts payable	114,157	66,390
Increase (decrease) in accounts payable - related party	40,080	31,103
Increase (decrease) in accrued interest	24,964	8,135
Net cash used in operating activities	(3,895)	(117,800)

Cash flows from investing activities:
Equipment purchases		-
Website development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from third party borrowing	-	168,000
Repayments on third party borrowing	-	(34,908)
Proceeds from related party borrowing	-	-
Net cash provided by financing activities	-	133,092

Increase (decrease) in cash	(3,895)	15,292
Cash - beginning of period	19,951	2,074
Cash - end of period	$16,056	$17,366
Supplemental disclosures of cash flow information:
Interest paid	$2,500	$5,552
Income taxes paid	$-	$-

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

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2016, had an accumulated deficit of $17,274,835 and had negative working capital of $2,895,720. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the three month periods ended January 31, 2016 and 2015 amounted $50,074 and $90,667 respectively.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2016. The Company's financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share

The company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  For the three months ended January 31, 2016 and 2015, respectively, the Company has recorded a net loss and therefore we have not presented diluted earnings per share.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF's on any of the convertible debt it issued during the three month period ended January 31, 2016.

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

Recent Accounting Pronouncements

The Company's management has evaluated all recent accounting pronouncements since the last financial report and through the issuance date of these financial statements. In the Company's opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 3 - MINING CLAIMS

McNeil Claims, Canada

On March 24, 2011 the Company signed an agreement with Warrior Ventures, Inc. ("Warrior"), a private company, to acquire 100% of the McNeil Gold Property. The McNeil property is located within the Abitibi Greenstone belt, approximately 30 miles southeast of Timmins, Ontario, Canada and approximately 35 miles west of Kirkland Lake, Ontario, Canada.  On October 8, 2013, the Company entered into an agreement with Trio Gold Corp. ("Trio") to assign 100% of its claims in the McNeil property, subject to a 5% net smelter royalty, to Trio once Trio has incurred exploration and administrative costs totaling $5,000,000 (CDN) based upon the following schedule:

On or before December 31, 2015 $ 500,000
On or before December 31, 2017 $2,000,000
On or before December 31, 2019 $2,500,000

Trio failed to perform under the terms of our agreement and the assignment agreement was terminated.

During fiscal 2016 the Company was required to make a minimum lease payment on the McNeil Claims. As a result of failure to meet minimum expenditure requirements on the property, the claims are currently in default.

Rodeo Creek Project, Nevada

On February 22, 2010, the Company entered into an agreement with Carlin Gold Resources, Inc., ("Carlin") in which Carlin assigned the Company all of its rights, title, and interest in an exploration agreement between it and Trio. The assigned exploration agreement was dated January 28, 2010.  Trio leased and had an option to purchase a 100% interest in 29 unpatented lode mining claims located in Nevada within the Carlin Gold Trend (the "Claims"). The Claims are subject to a 1.5% net smelter return ("NSR").

In December 2014, the Company notified Trio of its intent to terminate its agreement on the Rodeo Creek Property. The Company will have no further interest in this project. The Company has earned a 2% Net Smelter Royalty on the property, however such NSR has not been formally recorded as at the date of this report.

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2015 totaled $517,659 (October 31, 2015 - $515,528) of which the accrued interest of $17,659 was classified as a short-term liability and the $500,000 was classified as a long-term liability. During the three months ended January 31, 2016, the accrued interest of $7,869 ($9,193 – January 31, 2015) was charged to operations. The Company has not paid any accrued interest.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

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

During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at January 31, 2016 in the total remaining amount of $653,317 (October 31, 2015 - $645,006).

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

Capitalized manufacturing equipment (gross) at January 31, 2016 and October 31, 2015 totaled $1,392,981.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(1)	Third party convertible promissory note

An unrelated third party advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at January 31, 2016 amounted to $26,260 (October 31, 2015 - $25,630). As per the terms of the agreement, the Company accrued interest of $630 during the three months ended January 31, 2016 and was charged to operation.

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

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	46,500
Repayment: Principal	(5,000)
Accrued interest:	13,375
Balance, October 31, 2015	278,353
Accrued interest:	3,335
Balance, January 31, 2016	$281,687

During the fiscal year ended October 31, 2015, the Company received an additional $46,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates.. During the three months ended January 31, 2016 the Company accrued a further $3,335 in interest.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at January 31, 2016 amounted to $166,932 (October 31, 2015 - $165,041). Accrued interest charged to operation for the three months ended January 31, 2016 and 2015 totaled $2,131 and $1,890, respectively.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	—
Accrued interest	3,250
Balance, October 31, 2015	71,105
Accrued interest	819
Balance, January 31, 2016	$71,924

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

Accrued interest charged to operations for the three months ended January 31, 2016 and 2015 amounted to $819.

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

	Note 1	Note 2
Balance, October 31, 2014	$-	$-

Additional: Principal	25,000	100,000
Accrued interest	1,459	5,836
Balance, October 31, 2015	26,459	105,836
Accrued interest	630	2,520
Balance, January 31, 2016	$27,089	$108,356

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(6)	Equipment Finance Agreement

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

The balance due on this obligation at January 31, 2016 is $226,333 (October 31, 2015 - $221,637).

During the fiscal year ended October 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at October 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company's President, Mr. Roger Janssen.

NOTE 7 - STOCKHOLDERS' EQUITY

For the three months ended January 31, 2016 and for the year ended October 31, 2015

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of January 31, 2016 amounted to $341,950 (October 31, 2015 - $301,870), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $341,950 is net of $4,920 that was actually paid to Mr. Janssen during the three month period ended January 31, 2016.

In January 2014, the Company entered into lease for warehouse and corporate office space located in Ferndale, Washington for 26 months. The Company was granted an option to extend the lease for another two years.

On March 30, 2015, the Company entered into an equipment rental agreement with Santeo Financial Corp. with respect to certain manufacturing equipment. The term of rental is 24 months, with an option to purchase the equipment at any time up to the end of the rental agreement. Under the terms of the agreement the Company shall pay a security deposit of $700 and agreed to a monthly rental fee of $350 with the first month payable upon signing. The Company did not make any payments under this agreement in the period ended January 31, 2016 and October 31, 2015 and has accrued a total of $4,865 and $3,710, respectively, as due and payable.

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
Year ending October 31, 2021: $9,276

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

(d)
On March 15, 2017, the Company and Santeo entered into a letter agreement to revise the terms of the original March 30, 2015 equipment lease (ref: Note 8 above). Under the terms of the letter agreement, the Company will purchase the manufacturing equipment for a total of $18,000 no later than December 31, 2017, which amount shall also include all accrued and unpaid rental payments, and any interest thereon up to December 31, 2017.  Should the Company be unable to make the required payment as at December 31, 2017, interest of 12% per annum shall apply to any balance outstanding.

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

(g)
During the month of June 2017, the Company and the original stakeholder of the McNeil Claims referenced in Note 3 above entered into an assignment agreement whereby the stakeholder acquired the defaulted claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Plan of Operation

As of January 31, 2016, we had $16,056 of cash on hand. We incurred operating expenses in the amount of $295,235 during the three months ended January 31, 2016. These operating expenses were comprised of general and administrative expenses, professional fees, management salaries, consulting fees, and other miscellaneous expenses.

The Company commenced revenue generating operations from its primary business in the manufacturing sector during fiscal 2015. During the three month period we generated gross revenues of $88,062 as compared to $109,503 in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company's business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company's existing shareholders.

For the three month periods ended January 31, 2016, as compared to the same periods ended January 31, 2015.

Revenues

The Company generated $88,062 and $109,503 in revenues from operations and $9,397 and $23,883 in cost of goods sold for the three months ended January 31, 2016 and 2015, respectively. Revenues were slightly decreased over the respective period.

Expenses

For the three months ended January 31, 2016 and 2015 total operating expenses were $295,235 and $351,386, respectively. The decrease in expenditures for the three months ended January 31, 2016 as compared to the same three month period in 2015 relates reduction in depreciation and amortization over the respective periods, as well as a substantive decrease in professional fees. During the respective comparative periods, the Company expensed $50,074 and $90,667 as depreciation and amortization expense. Professional fees were reduced from $68,347 in fiscal 2015 to only $27,866 in the current three month period of fiscal 2016.  General and administrative expenses were slightly increased from $192,372 in 2015 to $217,295 in the three months ended January 31, 2016. Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $243,733 and $281,431 for the three months ended January 31, 2016 and 2015.

Working Capital

	January 31, 2016	October 31, 2015	Difference
Current Assets	$30,603	$45,061	$(14,458)
Current Liabilities	$2,926,323	2,747,123	$179,200
Working Capital	$(2,895,720)	$(2,702,062)	$(193,658)

Cash Flows
	Three Months Ended January 31, 2016	Three Months Ended January 31, 2015
Net Cash (Used) in Operating Activities	$(3,895)	$(117,800)
Net Cash (Used) in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	133,092
Net Increase (Decrease) in Cash During the Period	$(3,895)	$15,292

Interest Expense

Interest expense for the three months ended January 31, 2016 $27,163 as compared to $15,665 for the three months ended January 31, 2015. Interest expense in both comparative periods consists primarily of accrued interest on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of January 31, 2016 is $16,056.

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

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2016, had an accumulated deficit of $17,274,835 and had negative working capital of $2,895,720. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of January 31, 2016 we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

                The Company's management has evaluated all recent accounting pronouncements since the last financial report and through the issuance date of these financial statements. In the Company's opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of January 31, 2016.

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

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: January 17, 2018	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: January 17, 2018	By:	/s/ Earl W. Abbott
	Name:	Earl W. Abbot
	Title:	Director