Form 10-Q
period 2016-04-30
3DX Industries, Inc.
filed 2018-01-17
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
☐Yes ☑No

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

As of April 30, 2016, there were 37,461,409 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Financial Statements:
4
Balance Sheets as of April 30, 2016 October 31, 2015 (Unaudited)

Statements of Operations for the six months ended April 30, 2016 and 2015 (Unaudited)	5

Statements of Cash Flows for the six months ended April 30, 2016 and 2015 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7 to 16

3DX INDUSTRIES, INC. Balance Sheets (Unaudited)
	April 30,	October 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$16,138	$19,951
Accounts receivable	13,660	25,110
Total current assets	29,798	45,061

Property and equipment
Manufacturing equipment	1,392,981	1,392,981
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(359,891)	(260,179)
Total property and equipment	1,034,733	1,134,445

Other assets
Website development (net of accumulated amortization of $3,326 and $2,889)	794	1,231
Security deposit	4,275	4,275
Total other assets	5,069	5,506

Total assets	$1,069,600	$1,185,012
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$889,351	$732,186
Payables to related parties	367,415	301,870
Equipment purchase payable - current portion	661,630	645,006
Accrued compensation - convertible	174,000	174,000
Current portion of notes payable - unrelated party	611,478	571,095
Current portion of convertible notes payable - unrelated party	334,185	322,966
Total current liabilities	3,038,059	2,747,123

Long-term liabilities
Convertible notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	3,538,059	3,247,123

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at April 30, 2016 and at October 31, 2015	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(17,437,450)	(17,031,102)
Total stockholders' deficit	(2,468,459)	(2,062,111)

Total liabilities and stockholders' deficit	$1,069,600	$1,185,012

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenue	$98,697	$59,130	$186,759	$168,633
Cost of goods sold	2,295	8,207	11,692	32,090
Gross profit	96,402	50,923	175,067	136,543

Operating expenses
Depreciation and amortization	50,075	44,735	100,149	90,492
Professional services	11,980	68,805	39,846	137,152
General and administrative expenses	170,275	184,344	387,570	376,716
Total operating expenses	232,330	297,884	527,565	604,360

Other income (expense)
Interest expense	(26,687)	(6,457)	(53,850)	(22,122)
Total other (expense)	(26,687)	(6,457)	(53,851)	(22,122)

Net loss	$(162,615)	(253,418)	$(406,348)	$(489,939)

Net loss per common share -
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	37,461,409	37,461,409	37,461,409	37,461,409

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(406,348)	$(489,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	100,149	90,492
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	11,450	(12,514)
(Increase) decrease in prepaid expenses	-	1,614
Increase (decrease) in accounts payable	152,940	184,132
Increase (decrease) in accounts payable - related party	65,545	71,810
Increase (decrease) in accrued interest	51,951	16,936
Net cash used in operating activities	(24,313)	(137,469)

Cash flows from investing activities:
Equipment purchases	-	-
Website development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from third party borrowing	20,500	193,000
Repayments on third party borrowing	-	(52,472)
Net cash provided by financing activities	20,500	140,528

Increase (decrease) in cash	(3,813)	3,059
Cash - beginning of period	19,951	2,074
Cash - end of period	$16,138	$5,133
Supplemental disclosures of cash flow information:
Interest paid	$2,500	$7,988
Income taxes paid	$-	$-

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2016 had an accumulated deficit of $17,437,450 and had negative working capital of $3,008,261. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the six month periods ended April 30, 2016 and 2015 amounted $99,712 and $89,825, respectively.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2016. The Company's financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share

The company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  For the six months ended April 30, 2016 and 2015, respectively, the Company has recorded a net loss and therefore we have not presented diluted earnings per share.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF's on any of the convertible debt it issued during the six month period ended April 30, 2016.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2015 totaled $519,752 (October 31, 2015 - $515,528) of which the accrued interest of $17,659 was classified as a short-term liability and the $500,000 was classified as a long-term liability. During the six months ended April 30, 2016, the accrued interest of $4,224 ($4,142 – April 30, 2015) was charged to operations. The Company has not paid any accrued interest.

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

During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at April 30, 2016 in the total remaining amount of $661,630 (October 31, 2015 - $645,006).

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

Capitalized manufacturing equipment (gross) at April 30, 2016 and October 31, 2015 totaled $1,392,981.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(1)	Third party convertible promissory note

An unrelated third party advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at April 30, 2016 amounted to $26,877 (October 31, 2015 - $25,630). As per the terms of the agreement, the Company accrued interest of $1,247 during the six months ended April 30, 2016 and was charged to operation.

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

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	46,500
Repayment: Principal	(5,000)
Accrued interest:	13,375
Balance, October 31, 2015	278,353
Additional: Principal	20,500
Accrued interest:	6,804
Balance, April 30, 2016	$305,657

During the six month period ended April 30, 2016, the Company received an additional $20,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through July 1, 2018. During the six months ended April 30, 2016 the Company accrued a further $6,804 in interest.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at April 30, 2016 amounted to $168,781 (October 31, 2015 - $165,041). Accrued interest charged to operation for the six months ended April 30, 2016 and 2015 totaled $3,740 and $3,719, respectively.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	—
Accrued interest	3,250
Balance, October 31, 2015	71,105
Accrued interest	1,620
Balance, April 30, 2016	$72,725

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

Accrued interest charged to operations for the six months ended April 30, 2016 and 2015 amounted to $1,620.

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

	Note 1	Note 2
Balance, October 31, 2014	$-	$-
Additional: Principal	25,000	100,000
Accrued interest	1,459	5,836
Balance, October 31, 2015	26,459	105,836
Accrued interest	1,246	4,986
Balance, April 30, 2016	$27,705	$110,822

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(6)	Equipment Finance Agreement

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

The balance due on this obligation at April 30, 2016 is $233,069 (October 31, 2015 - $221,637).

During the fiscal year ended October 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at October 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company's President, Mr. Roger Janssen.

NOTE 7 - STOCKHOLDERS' EQUITY

For the six months ended April 30 2016 and for the year ended October 31, 2015

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of April 30, 2016 amounted to $367,415 (October 31, 2015 - $301,870), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $367,415 is net of $24,455 that was actually paid to Mr. Janssen during the six month period ended April 30, 2016.

On March 30, 2015, the Company entered into an equipment rental agreement with Santeo Financial Corp. with respect to certain manufacturing equipment. The term of rental is 24 months, with an option to purchase the equipment at any time up to the end of the rental agreement. Under the terms of the agreement the Company shall pay a security deposit of $700 and agreed to a monthly rental fee of $350 with the first month payable upon signing. The Company did not make any payments under this agreement in the period ended April 30, 2016 and October 31, 2015 and has accrued a total of $6,020 and $3,710, respectively, as due and payable.

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

NOTE 9 - SUBSEQUENT EVENTS

(a)
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

(b)
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

(c)
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

(d)	On April 28, 2017, a third-party lender with various amounts outstanding agreed to release and waive a total of $367,170, inclusive of accrued interest thereon, with no further consideration payable.

(e)	On June 15, 2017, a total of 3,000,000 shares originally issued to settle part of convertible note in the amount of $3,000 as discussed in Note 9(b) above were returned to treasury and canceled.

(f)
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

RESULTS OF OPERATIONS

Plan of Operation

As of April 30, 2016, we had $16,138 of cash on hand. We incurred operating expenses in the amount of $527,565 during the six months ended April 30, 2016. These operating expenses were comprised of general and administrative expenses, professional fees, management salaries, consulting fees, and other miscellaneous expenses.

The commenced revenue generating operations in fiscal 2015 from its primary business in the manufacturing sector. During the six month period we generated gross revenues of $186,759 as compared to $168,633 in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company's business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company's existing shareholders.

For the three and six month periods ended April 30, 2016 as compared to the same periods ended April 30, 2015.

Revenues

The Company generated $98,697 and $186,759 in gross revenues from operations in the three and six months ended April 30, 2016 and $59,130 and $168,633 in gross revenues in the three and six months ended April 30, 2015.  Associated costs of goods sold in the three and six months ended April 30, 2016 were $2,295 and $11,692 and $8,207 and 32,090 in the three and six months ended April 30, 2015, respectively. Revenues increased during the second fiscal quarter of 2016 as the Company was able to bring on the additional staff required to expand its customer list.   Gross profit for the three and six months ended April 30, 2016 was $96,402 and  $175,067, respectively, as compared to $50,923 and 136,543 in the three and six months ended April 30, 2015.

Expenses

For the three and six months ended April 30, 2016, total operating expenses were $232,330 and $527,565, respectively, as compared to $297,884 and $604,360 for the same periods ended April 30, 2015. The substantial decrease in expenditures for the six months ended April 30, 2016 as compared to the same six month period in 2015 relates to a reduction professional fees period over period. During the most recent three and six month periods the Company expensed $50,075 and $100,149 as depreciation and amortization expense as compared to $44,735 and $90,492 in the prior comparative three and six months ended April 30, 2015. General and administrative expenses over the three and six months ended April 30, 2016 were $170,275 and $387,570 as compared to $184,344 and $376,716 in the compartive three and six months of 2015.  Professional fees period over period experienced a substantive decline from $68,805 and $137,152 in the three and six months ended April 2015 to only $11,980 and $39,846 in the current three and six months ended April 30, 2016.  Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $162,615 and $406,348 for the three and six months ended April 30, 2016 as compared to $253,418 and $489,939 in the three and six month periods ended April 30, 2015.

Working Capital

	April 30, 2016	October 31, 2015	Difference
Current Assets	$27,798	$45,061	$(17,263)
Current Liabilities	$3,038,059	2,747,123	$290,936
Working Capital	$(3,010,261)	$(2,702,062)	$(308,199)

Cash Flows
	Six Months Ended April 30, 2016	Six Months Ended April 30, 2015
Net Cash (Used) in Operating Activities	$(24,313)	$(137,469)
Net Cash (Used) in Investing Activities	—	—)
Net Cash Provided by Financing Activities	20,500	140,528
Net Effect of Foreign Currency Translation	—	—
Net Increase (Decrease) in Cash During the Period	$(3,813)	$3,059

Interest Expense

Interest expense for the six months ended April 30, 2016 totaled $53,850 as compared to $22,122 at April 30, 2015. Interest expense in both comparative periods consists primarily of accrued interest on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of April 30, 2016 is $16,138.

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2016 had an accumulated deficit of $17,437,450 and had negative working capital of $3,008,261. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of April 30, 2016, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of April 30, 2016.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DICSLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description	Filing

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: January 17, 2018	By:	/s/ Roger Janssen
	Name:	Roger Janssen
	Title:	Director

Date: January 17, 2018	By:	/s/ Earl W. Abbot
	Name:	Earl W. Abbot
	Title:	Director