Form 10-Q
period 2016-07-31
3DX Industries, Inc.
filed 2018-01-17
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

As of July 31, 2016, there were 37,461,409 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Financial Statements:
4
Balance Sheets as of July 31, 2016 October 31, 2015 (Unaudited)

Statements of Operations for the nine months ended July 31, 2016 and 2015 (Unaudited)	5

Statements of Cash Flows for the nine months ended July 31, 2016 and 2015 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7 to 16

3DX INDUSTRIES, INC. Balance Sheets (Unaudited)
	July 31,	October 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$14,903	$19,951
Accounts receivable	18,740	25,110
Total current assets	33,643	45,061

Property and equipment
Manufacturing equipment	1,392,981	1,392,981
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(409,747)	(260,179)
Total property and equipment	984,877	1,134,445

Other assets
Website development (net of accumulated amortization of $3,544 and $2,889)	576	1,231
Security deposit	4,275	4,275
Total other assets	4,851	5,506

Total assets	$1,023,371	$1,185,012
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$981,907	$732,186
Payables to related parties	408,030	301,870
Equipment purchase payable - current portion	669,946	645,006
Accrued compensation - convertible	174,000	174,000
Current portion of notes payable - unrelated party	619,255	571,095
Current portion of convertible notes payable - unrelated party	339,857	322,966
Total current liabilities	3,192,995	2,747,123

Long-term liabilities
Convertible notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	3,692,995	3,247,123

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at July 31, 2016 and at October 31, 2015	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(17,638,615)	(17,031,102)
Total stockholders' deficit	(2,669,624)	(2,062,111)

Total liabilities and stockholders' deficit	$1,023,371	$1,185,012

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Revenue	$81,738	$105,806	$268,497	$274,439
Cost of goods sold	4,193	25,433	15,885	57,523
Gross profit	77,545	80,373	252,612	216,916

Operating expenses
Depreciation and amortization	50,074	45,236	150,223	135,728
Professional services	12,598	28,825	52,444	165,977
General and administrative expenses	188,601	253,188	576,171	629,904
Total operating expenses	251,273	327,249	778,838	931,609

Other income (expense)
Interest expense	(27,437)	(26,773)	(81,287)	(48,895)
Total other (expense)	(27,437)	(26,773)	(81,287)	(48,895)

Net loss	$(201,165)	(273,649)	$(607,513)	$(763,588)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding	37,461,409	37,461,409	37,461,409	37,461,409

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(607,513)	$(763,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	150,223	135,728
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	6,370	(63,305)
(Increase) decrease in prepaid expenses	-	1,614
Increase (decrease) in accounts payable	243,348	315,740
Increase (decrease) in accounts payable - related party	106,160	109,060
Increase (decrease) in accrued interest	78,864	43,952
Net cash used in operating activities	(22,548)	(220,799)

Cash flows from investing activities:
Equipment purchases	-	-
Website development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from third party borrowing	20,500	286,500
Repayments on third party borrowing	(3,000)	(60,461)
Net cash provided by financing activities	17,500	226,039

Increase (decrease) in cash	(5,048)	5,240
Cash - beginning of period	19,951	2,074
Cash - end of period	$14,903	$7,314
Supplemental disclosures of cash flow information:
Interest paid	$2,500	$7,988
Income taxes paid	$-	$-

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2016 had a combined accumulated deficit of $17,638,615 and had negative working capital of $3,159,352. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the nine months period ended July 31, 2016 and 2015 amounted $149,568 and $134,738, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  For the nine months ended July 31, 2016 and 2015, respectively, the Company has recorded a net loss and therefore we have not presented diluted earnings per share.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF's on any of the convertible debt it issued during the nine months period ended July 31, 2016.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at July 31, 2016 totaled $521,900 (October 31, 2015 - $515,528) of which the accrued interest of $17,659 was classified as a short-term liability and the $500,000 was classified as a long-term liability. During the nine months ended July 31, 2016, the accrued interest of $6,372 ($6,170 – July 31, 2015) was charged to operations. The Company has not paid any accrued interest.

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

During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at July 31, 2016 in the total remaining amount of $669,946 (October 31, 2015 - $645,006).

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

Capitalized manufacturing equipment (gross) at July 31, 2016 and October 31, 2015 totaled $1,392,981.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(1)	Third party convertible promissory note

An unrelated third party advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at July 31, 2016 amounted to $27,507 (October 31, 2015 - $25,630). As per the terms of the agreement, the Company accrued interest of $1,877 during the nine months ended July 31, 2016 and was charged to operation.

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

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	46,500
Repayment: Principal	(5,000)
Accrued interest:	13,375
Balance, October 31, 2015	278,353
Additional: Principal	20,500
Accrued interest:	10,446
Balance, July 31, 2016	$309,299

During the nine months period ended July 31, 2016, the Company received an additional $20,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through July 1, 2018. During the nine months ended July 31, 2016 the Company accrued a further $10,446 in interest.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at April 30, 2016 amounted to $170,671 (October 31, 2015 - $165,041). Accrued interest charged to operation for the nine months ended July 31, 2016 and 2015 totaled $5,630 and $5,609, respectively.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	-
Accrued interest	3,250
Balance, October 31, 2015	71,105
Accrued interest	2,440
Balance, July 31, 2016	$73,545

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

Accrued interest charged to operations for the nine months ended July 31, 2016 and 2015 amounted to $2,440.

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

	Note 1	Note 2
Balance, October 31, 2014	$-	$-
Additional: Principal	25,000	100,000
Accrued interest	1,459	5,836
Balance, October 31, 2015	26,459	105,836
Accrued interest	1,877	7,507
Balance, July 31, 2016	$28,336	$113,343

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(6)	Equipment Finance Agreement

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

The balance due on this obligation July 31, 2016 is $236,412 (October 31, 2015 - $221,637).

During the fiscal year ended October 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at October 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company's President, Mr. Roger Janssen.

NOTE 7 - STOCKHOLDERS' EQUITY

For the nine months ended July 31, 2016 and for the year ended October 31, 2015

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of July 31, 2016 amounted to $408,030 (October 31, 2015 - $301,870), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $408,030 is net of $28,840 that was actually paid to Mr. Janssen during the nine month period ended July 31, 2016.

On March 30, 2015, the Company entered into an equipment rental agreement with Santeo Financial Corp. with respect to certain manufacturing equipment. The term of rental is 24 months, with an option to purchase the equipment at any time up to the end of the rental agreement. Under the terms of the agreement the Company shall pay a security deposit of $700 and agreed to a monthly rental fee of $350 with the first month payable upon signing. The Company did not make any payments under this agreement in the period ended April 30, 2016 and October 31, 2015 and has accrued a total of $7,175 and $3,710, respectively, as due and payable.

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

RESULTS OF OPERATIONS

Plan of Operation

As of July 31, 2016 we had $14,903 of cash on hand. We incurred operating expenses in the amount of $778,838 during the nine months ended July 31, 2016. These operating expenses were comprised of general and administrative expenses, professional fees, management salaries, consulting fees, and other miscellaneous expenses.

The Company commenced revenue generating operations in fiscal 2015 from its primary business in the manufacturing sector. During the nine month period we generated gross revenues of $268,497 as compared to $274,439 in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company's business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company's existing shareholders.

For the three and nine month periods ended July 31, 2016, as compared to the same periods ended July 31, 2015.

Revenues

The Company generated $81,738 and $268,497 in revenues from operations in the three and nine months ended July 31, 2017 and $105,806 and $274,439 in revenues from operations in the comparative periods ended 2015.  During fiscal 2016 we generated $4,193 nd $15,885 in costs of goods sold for the three and nine month periods compared to  $25,433 and $57,523 in the comparative period for the three and nine months ended July 31, 2015, respectively. Gross profit increased period over period while the Company worked to keep production costs low.

Expenses

For the three and nine months ended July 31, 2016, total operating expesnes were $251,273 and $778,838 respectively compared to total operating expenses of $327,249 and $931,609 in fiscal 2015. The substantial decrease in expenditures for the nine months ended July 31, 2016 as compared to the same nine month period in 2015 relates to a reduction in professional fees period over period. During the most recent three and nine month periods the Company expensed $50,074 and $150,223 as depreciation and amortization expense compared to $45,236 and $135,728 in the prior comparative periods in 2015.  In addition, during the prior three and nine month periods ended July 31, 2016, the Company expended $188,601 and $576,171 in general and administrative expenses which were reduced from $253,188 and $629,904 in the prior comparative three and nine month periods.  Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $201,165 and $607,513 for the three and nine months ended July 31, 2016 as compared to $273,649 and $763,588 for the three and nine months ended July 31, 2015.

Working Capital

	July 31, 2016	October 31, 2015	Difference
Current Assets	$33,643	$45,061	$(11,418)
Current Liabilities	$3,192,995	2,747,123	$445,872
Working Capital	$(3,159,352)	$(2,702,062)	$(457,290)

Cash Flows
	Nine Months Ended July 31, 2016	Nine Months Ended July 31, 2015
Net Cash (Used) in Operating Activities	$(22,548)	$(220,799)
Net Cash (Used) in Investing Activities	-	-)
Net Cash Provided by Financing Activities	17,500	226,039
Net Increase (Decrease) in Cash During the Period	$(5,048)	$5,240

Interest Expense

Interest expense for the nine months ended July 31, 2016 totaled $81,287 as compared to $48,895 for the nine months ended July 31, 2015. Interest expense in both comparative periods consists primarily of accrued interest on certain outstanding accounts and notes payable.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of July 31, 2016 is $14,903.

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

Going Concern

The Company has incurred net losses since inception, and as of April 30, 2016 had a combined accumulated deficit of $17,638,615 and had negative working capital of $3,159,352. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of July 31, 2016.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below:

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