Form 10-K
period 2016-10-31
3DX Industries, Inc.
filed 2018-01-17
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $245,395, based upon the price $0.0329 at which the common stock was last sold as of April 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of October 31, 2016 there were 37,461,409 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

	BID PRICE PER SHARE
	HIGH	LOW

First Quarter (Nov. 1, 2014-Jan. 31, 2015)	$0.40	0.085
Second Quarter (Feb. 1, 2015-Apr. 30, 2015)	$0.1299	0.0125
Third Quarter (May 1, 2015-Jul. 31, 2015)	$0.05	0.0171
Fourth Quarter (Aug. 1, 2015-Oct. 31, 2015)	$0.049	0.024
First Quarter (Nov. 1, 2015-Jan. 31, 2016)	$0.05	0.02
Second Quarter (Feb. 1, 2016-Apr. 30, 2016)	$0.06	0.0221
Third Quarter (May 1, 2016-Jul. 31, 2016)	$0.0369	0.018
Fourth Quarter (Aug. 1, 2016-Oct. 31, 2016)	$0.0315	0.018

Record Holders

Total shares of common stock issued and outstanding as of the date October 31, 2016 was 37,461,409, held by approximately 58 shareholders of record based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Plan of Operation

As of October 31, 2016, and 2015, we had $16,471 and $19,951, respectively, of cash on hand. We incurred operating expenses in the amount of $1,025,278 during the year ended October 31, 2016, of which $763,455 was general and administrative expenses. These operating expenses were comprised of general and administrative expenses, professional fees, directors' and consulting fees, impairment losses and other miscellaneous expenses.

The Company is in the early stage of operations and only commenced generating revenues in fiscal 2015.  Management cannot guarantee that the Company will be successful in its business operations and the Company's business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

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

Revenues

The Company generated $382,494 and $393,635 in reveneus during fiscal 2016 and 2015, respectively with associated cost of goods sold for the fiscal years ended October 31, 2016 and 2015 of $36,245 and $61,493, respectively  Our gross profit in fiscal 2016 and 2015 was $346,249 and $332,142.

Expenses

For the fiscal year ended October 31, 2016, total operating expenses were $1,025,278 as compared to $1,222,044 for the same period ended October 31, 2015. The decrease in expenditures for the fiscal year ended October 31, 2016 as compared to the same period in 2015 relates to a substantial reduction to professional fees.   During the fiscal year ended October 31, 2016 the Company expensed $200,297 as depreciation and amortization expense, with  $185,792 in the comparative periods ended October 31, 2015. General and administrative fees were slightly reduced year over year at $834,024 (2015) and $763,455 (2016). Interest expenses increased period over period as the Company was required to take on additional loans from third parties to carry out operations. The Company recorded net losses of $786,520 for the fiscal year ended October 31, 2016 as compared to $975,729  in the fiscal year ended October 31, 2015.

Working Capital
	October 31, 2016	October 31, 2015	Difference
Current Assets	$57,834	$45,061	$12,773
Current Liabilities	$3,346,119	$2,747,123	$598,996
Working Capital	$(3,288,285)	$(2,702,062)	$(586,223)

Cash Flows
	Year Ended October 31, 2016	Year Ended October 31, 2015
Net Cash (Used) in Operating Activities	$(38,480)	$(207,180)
Net Cash (Used) in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$35,000	$225,057
Net Effect of Foreign Currency Translation	$-	$-
Net (Decrease) in Cash During the Period	$(3,480)	$17,877

Interest Expense

Interest expense for the year ended October 31, 2016 totaled $107,491 and mainly consisted of interest accruing on certain outstanding accounts and notes payable. Interest expense for the twelve months ended October 31, 2015 was $85,827.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to5increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of October 31, 2016 is $16,471.

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

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2016 had a combined accumulated deficit of $17,817,622 and had negative working capital of $3,288,285. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of October 31, 2016, we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

OCTOBER 31, 2016

NOTICE TO READER

The finanical statements contained herein are unaudited and management prepared.

Page
Financial Statements:
14
Balance Sheets as of October 31, 2016 and October 31, 2015 (Unaudited)

Statements of Operations for the fiscal year ended October 31, 2016 and 2015 (Unaudited)	15

Statements of Stockholders' Deficits for the years ended October 31, 2016 and October 31, 2015 (Unaudited)	16

Statements of Cash Flows for the nine months ended October 31, 2016 and 2015 (Unaudited)	17

Notes to Financial Statements (Unaudited)	18 to 26

3DX INDUSTRIES, INC. Balance Sheets (Unaudited)
	October 31,	October 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$16,471	$19,951
Accounts receivable	41,363	25,110
Total current assets	57,834	45,061

Property and equipment
Manufacturing equipment	1,392,981	1,392,981
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(459,603)	(260,179)
Total property and equipment	935,021	1,134,445

Other assets
Website development (net of accumulated amortization of $3,544 and $2,889)	358	1,231
Security deposit	4,275	4,275
Total other assets	4,633	5,506

Total assets	$997,488	$1,185,012
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$1,053,123	$732,186
Payables to related parties	448,130	301,870
Equipment purchase payable - current portion	678,266	645,006
Accrued compensation - convertible	174,000	174,000
Current portion of notes payable - unrelated party	647,073	571,095
Current portion of convertible notes payable - unrelated party	345,527	322,966
Total current liabilities	3,346,119	2,747,123

Long-term liabilities
Convertible notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	3,846,119	3,247,123

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, 175,000,000 shares authorized, $0.001 par value, 37,461,409 shares issued at October 31, 2016 and at October 31, 2015	37,461	37,461
Additional paid-in capital	14,931,530	14,931,530
Accumulated deficit	(17,817,622)	(17,031,102)
Total stockholders' deficit	(2,848,631)	(2,062,111)

Total liabilities and stockholders' deficit	$997,488	$1,185,012

 The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Operations
(Unaudited)

	For the Fiscal Year Ended
	October 31,
	2016	2015

Revenue	$382,494	$393,635
Cost of goods sold	36,245	61,493
Gross profit	346,249	332,142

Operating expenses
Depreciation and amortization	200,297	185,792
Professional services	61,526	202,228
General and administrative expenses	763,455	834,024
Total operating expenses	1,025,278	1,222,044

Other income (expense)
Interest expense	(107,491)	(85,827)
Total other (expense)	(107,491)	(85,827)

Net loss	$(786,520)	$(975,729)

Net loss per common share -
basic and diluted	$(0.02)	$(0.03)

Weighted average number of common
shares outstanding	37,461,409	37,461,409

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statement of Changes in Stockholders' Equity
For the years ended October 31, 2015 and 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, October 31, 2014	37,461,409	37,461	14,931,530	(16,055,373)	(1,086,382)
Net loss for period				(975,729)	(975,729)
Balance, October 31, 2015	37,461,409	37,461	14,931,530	(17,031,102)	(2,062,111)
Net loss for period				(786,520)	(786,520)
Balance, October 31, 2016	37,461,409	$37,461	$14,931,530	$(17,817,622)	$(2,848,631)

The Accompanying notes are an integral part to the financials

3DX INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

	For the Fiscal Year Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(786,520)	$(975,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	200,297	185,792
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(16,253)	(25,110)
(Increase) decrease in prepaid expenses	-	1,614
Increase (decrease) in accounts payable	312,369	347,777
Increase (decrease) in accounts payable - related party	146,260	152,136
Increase (decrease) in accrued interest	105,367	106,340
Net cash used in operating activities	(38,480)	(207,180)

Cash flows from investing activities:
Equipment purchases	-	-
Website development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from third party borrowing	38,000	286,500
Repayments on third party borrowing	(3,000)	(61,443)
Net cash provided by financing activities	35,000	225,057

Increase (decrease) in cash	(3,480)	17,877
Cash - beginning of period	19,951	2,074
Cash - end of period	$16,471	$19,951
Supplemental disclosures of cash flow information:
Interest paid	$2,500	$10,488
Income taxes paid	$-	$-

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

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

Going Concern

The Company has incurred net losses since inception, and as of October 31, 2016 had a combined accumulated deficit of $17,817,622 and had negative working capital of $3,288,285. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the twelve months period ended October 31, 2016 and 2015 amounted $200,297 and $185,792, respectively.

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
October 31, 2016 and 2015

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2016. The Company's financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share of Common Stock

The company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  For the fiscal years ended October 31, 2016 and 2015, respectively, the Company has recorded a net loss and therefore we have not presented diluted earnings per share.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was not required to record any BCF's on any of the convertible debt it issued during the fiscal year ended October 31, 2016.

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
October 31, 2016 and 2015

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

NOTE 3 - MINING CLAIMS (continued)

McNeil Claims, Canada (continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2016 totaled $524,095 (October 31, 2015 - $515,528) of which the accrued interest of $24,095 was classified as a short-term liability and the $500,000 was classified as a long-term liability. During the fiscal year ended October 31, 2016, the accrued interest of $8,568 ($8,406 – October 31, 2015) was charged to operations. The Company has not paid any accrued interest.

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

  NOTE 5 – EQUIPMENT (continued)

During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at October 31, 2016 in the total remaining amount of $678,265 (October 31, 2015 - $645,006).

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

Capitalized manufacturing equipment (gross) at October 31, 2016 and October 31, 2015 totaled $1,392,981.

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(1)	Third party convertible promissory notes

An unrelated third party advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at October 31, 2016 amounted to $28,137 (October 31, 2015 - $25,630). As per the terms of the agreement, the Company accrued interest of $2,507 during the fiscal year ended October 31, 2016 and was charged to operation.

An unrelated third party advanced $17,500 to the Company on September 7, 2016. The $17,500 is evidenced by an unsecured promissory note bearing interest at a rate of 8%. The interest shall be accrued beginning on January 1, 2017. Outstanding principal and accrued interest is fully due and payable on December 31, 2017. The outstanding balance at October 31, 2016 amounted to $17,500.

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

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2014	$223,478
Additional: Principal	46,500
Repayment: Principal	(5,000)
Accrued interest:	13,375
Balance, October 31, 2015	278,353
Additional: Principal	20,500
Accrued interest:	14,089
Balance, October 31, 2016	$312,942

During the fiscal year ended October 31, 2016, the Company received an additional $20,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through July 1, 2018. During the twelve months ended October 31, 2016 the Company accrued a further $14,089 in interest.

b.	5% promissory note

In addition to the loans indicated above, the same lender advanced $150,000 to the Company on November 5, 2013. The $150,000 is evidenced by an unsecured promissory note bearing interest at a rate of 5%. Outstanding principal and accrued interest is fully due and payable on December 31, 2015. Effective January 1, 2015, the holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. The outstanding balance at October 31, 2016 amounted to $172,562 (October 31, 2015 - $165,041). Accrued interest charged to operation for the twelve months ended October 31, 2016 and 2015 totaled $7,521 and $7,500, respectively.

(4)	Lender 2

Balance, October 31, 2014	$67,855
Additional: Principal	-
Accrued interest	3,250
Balance, October 31, 2015	71,105
Accrued interest	3,259
Balance, October 31, 2016	$74,364

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

Accrued interest charged to operations for the fiscal years ended October 31, 2016 and 2015 amounted to $3,259 and $3,250, respectively.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY (continued)

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

	Note 1	Note 2
Balance, October 31, 2014	$-	$-
Additional: Principal	25,000	100,000
Accrued interest	1,459	5,836
Balance, October 31, 2015	26,459	105,836
Accrued interest	2,507	10,027
Balance, October 31, 2016	$28,966	$115,863

(6)	Equipment Finance Agreement

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

During the fiscal year ended October 31, 2015, the Company paid $11,472, of which $8,972 was applied to the principal and $2,500 applied to interest. The Company met its payment obligations up to August 2015 and is currently  in default of its current payment obligations.

The balance due on this obligation October 31, 2016 is $242,267 (October 31, 2015 - $221,637).

During the fiscal year ended October 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at October 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company's President, Mr. Roger Janssen.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

NOTE 7 - STOCKHOLDERS' EQUITY

For the fiscal years ended October 31, 2016 and October 31, 2015

No Shares were issued during the period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of October 31, 2016 amounted to $448,130 (October 31, 2015 - $301,870), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $448,130 is net of $33,740 that was actually paid to Mr. Janssen during the twelve month period ended October 31, 2016.

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

 3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
October 31, 2016 and 2015

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

The Company's auditor, MaloneBailey LLP,  resigned on June 1, 2017.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of October 31, 2016.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of October 31, 2016. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of October 31, 2016, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company's monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1) Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Address	Age	Position	Tenure
Roger Janssen 6920 Salashan Parkway Suite D101 Ferndale, WA 98248	53	President, CEO, CFO, Director	September 17, 2013 to present

Earl W. Abbott 3841 Amador Way Reno, NV 89502	75	Vice President of Exploration and Director	January 25, 2013 to present

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

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger Janssen(1) (2)	President, CEO, CFO and Director	2016	$180,000	$-0-	$-0-	-0-	-0-	-0-	-0-	$180,000
		2015	$180,000	$-0-	$-0-	-0-	-0-	-0-	-0-	$180,000

Notes to Summary Compensation Table:

(1) Mr. Janssen was appointed to serve as President, CEO, CFO and Director of the Company on September 17, 2013.

(2)
The Company entered into that certain Executive Employment Agreement  (the "Employment Agreement") with Roger Janssen, an individual ("Mr. Janssen"), which the parties mutually agreed would be effective as of November 23, 2013 (the "Employment Agreement Effective Date"). Mr. Janssen employment agreement is for a term of three (3) years which shall be automatically renewed in one (1) year increments unless terminated within the sole discretion of the Company's Board of Directors. As consideration for services rendered pursuant to the Employment Agreement, Mr. Janssen received: (i) a total of Thirty Million (30,000,000) restricted shares of common stock of the Company, valued at $0.001 per share, as a signing bonus; and receives (ii) a base salary equal to One Hundred and Eighty Thousand USD ($180,000) per year, payable on a monthly basis. During the fiscal year ended October 31, 2015 Mr. Janssen charged $180,000 in management fees of which he was paid only $27,864, the balance of which is included in other payables, related parties.  During fiscal 2016 Mr. Janssen charged $180,000 in management fees of which he was paid only $33,740. Accrued compensation due Mr. Janssen as of October 31, 2016 amounted to $448,130 (October 31, 2015 - $301,870), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet.

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

Outstanding Equity Awards at Fiscal Year-End

The executive officer did not receive any equity awards, nor does he hold exercisable or unexercisable options, as of the years ended October 31, 2016 and 2015.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of October 31 2016, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of October 31, 2016, there are 37,461,409 shares of common stock issued and outstanding, and no warrant or options outstanding.

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

(2) Applicable percentage of ownership is based on 37,461,409  shares of common stock outstanding, and no warrants or options outstanding as of October 31, 2016.

(3) Roger Janssen is the President, CEO, CFO, and Director of the Company. His beneficial ownership includes 30,002,000 common shares.

(4) Earl Abbot is a Director of the Company and Vice President of Exploration. His beneficial ownership includes 600 common shares.

(5) On January 15, 2013, Santeo Financial Corp, was granted the option to convert up to $43,750 in accrued compensation due it into shares of the Company's common stock at a conversion price of $0.001 per share, and to convert $131,250 of accrued compensation due it into shares of the Company's common stock at a conversion price of $0.01 per share. Effective December 18, 2013, the Company and Santeo agreed to institute an ownership limitation, under which no issuance of common stock shares of the Corporation to Santeo shall result in the issuance of more than that number of common stock shares, if any, such that, upon issuance, the aggregate beneficial ownership of the Corporation's Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Santeo and all persons affiliated with Santeo ("Beneficial Ownership") is more than 9.99% of the Corporation's Common Stock then outstanding. Thus, based on 37,461,409 shares issued and outstanding as of October 31, 2016, Santeo has the option to convert a portion of the debt owed by the Company to Santeo equivalent to a maximum of 3,746,140 shares of common stock.

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

Related Party Transactions

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of October 31, 2016 amounted to $448,130 (October 31, 2015 - $301,870), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $448,130 is net of $33,740 that was actually paid to Mr. Janssen during the twelve month period ended October 31, 2016.

n December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at October 31, 2016 totaled $524,095 (October 31, 2015 - $515,528) of which the accrued interest of $24,095 was classified as a short-term liability and the $500,000 was classified as a long-term liability. During the fiscal year ended October 31, 2016, the accrued interest of $8,568 ($8,406 – October 31, 2015) was charged to operations. The Company has not paid any accrued interest.

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

Our principal independent accountant up to their resignation on June 1, 2017, was MaloneBailey, LLP. MaloneBailey completed our interim review reports up to the Form 10-Q for the nine months ended July 31, 2015, but did not issue an audit report for the fiscal year ended October 31, 2015.  They did not complete a review of our annual financial staetments for the fiscal year ended October 31, 2015.

	Year Ended October 31, 2016	Year Ended October 31, 2015
Audit fees	$ nil	$25,500
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$ nil	$25,500

Audit Fees

During the fiscal year ended October 31, 2016, we incurred approximately $Nil in fees to a principal independent accountants for professional services rendered in connection with the audit and review of our financial statements during the fiscal year ended October 31, 2016.

During the fiscal year ended October 31, 2014, we incurred approximately $25,500 in fees to our principal independent accountants and former independent accounts for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended October 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended October 31, 2016 and 2015 for assurance and related services by our principal independent accountants, that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended October 31, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended October 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $ nil, respectively.

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