Form 10-Q
period 2017-01-31
3DX Industries, Inc.
filed 2018-01-17
CIK 1453122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017

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
☐ Yes ☑ No

As of January 31, 2017 there were 43,461,409 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3DX Industries Inc.
Financial Statements
For Three Months Ended January 31, 2017 and 2016
(Unaudited)

Contents

Page
Financial Statements:
4
Balance Sheets as of January 31, 2017, and October 31, 2016 (Unaudited)

Statements of Operations for the three months ended January 31, 2017 and 2016 (Unaudited)	5

Statements of Cash Flows for the three months ended January 31, 2017 and 2016 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7 to 16

3DX INDUSTRIES, INC. Balance Sheets (Unaudited)
	January 31,	October 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$25,928	$16,471
Accounts receivable	32,677	41,363
Total current assets	58,605	57,834

Property and equipment
Manufacturing equipment	661,776	1,392,981
Furniture and fixtures	638	638
Computer equipment	1,005	1,005
Less accumulated depreciation	(230,904)	(459,603)
Total property and equipment	432,515	935,021

Other assets
Website development (net of accumulated amortization of $3,544 and $2,889)	174	358
Security deposit	4,275	4,275
Total other assets	4,449	4,633

Total assets	$495,569	$997,488
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$1,093,745	$1,053,123
Payables to related parties	479,555	448,130
Equipment purchase payable	-	678,266
Accrued compensation - convertible	174,000	174,000
Notes payable - unrelated party	746,113	647,073
Convertible notes payable - unrelated party	340,097	345,527
Total current liabilities	2,833,510	3,346,119

Long-term liabilities
Convertible notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	3,333,510	3,846,119

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, 175,000,000 shares authorized, $0.001 par value, 43,461,409 and 43,461,409 shares issued at January 31, 2017 and at October 31, 2016, respectively	43,461	37,461
Additional paid-in capital	15,081,532	14,931,530
Accumulated deficit	(17,962,934)	(17,817,622)
Total stockholders' deficit	(2,837,941)	(2,848,631)

Total liabilities and stockholders' deficit	$495,569	$997,488

 The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	January 31,
	2017	2016

Revenue	$100,751	$88,062
Cost of goods sold	1,698	9,397
Gross profit	99,053	78,665

Operating expenses
Depreciation and amortization	30,599	50,074
Professional services	10,133	27,866
General and administrative expenses	232,131	217,295
Total operating expenses	272,863	295,235

Other income (expense)
Interest expense	(170,450)	(27,163)
Gain on disposal and settlement of equipment	198,948	-
Total other income (expense)	28,498	(27,163)

Net loss	$(145,312)	$(243,733)

Net loss per common share -
basic and diluted	$(0.003)	$(0.006)

Weighted average number of common
shares outstanding	39,504,887	37,461,409

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(145,312)	$(243,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,599	50,074
Amortization of debt discount	150,000	-
(Gain) on disposal and settlement of equipment	(198,948)	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	8,686	10,563
Increase (decrease) in accounts payable	28,557	114,157
Increase (decrease) in accounts payable - related party	31,425	40,080
Increase (decrease) in accrued interest	20,450	24,964
Net cash used in operating activities	(74,543)	(3,895)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from third party borrowing	100,000	-
Repayments on third party borrowing	(16,000)	-
Net cash provided by financing activities	84,000	-

Increase (decrease) in cash	9,457	(3,895)
Cash - beginning of period	16,471	19,951
Cash - end of period	$25,928	$16,056
Supplemental disclosures of cash flow information:
Interest paid	$-	$2,500
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Disposal of equipment: cost	$731,205	$-
Disposal of equipment: accumulated depreciation	(259,114)	-
Settlement of equipment purchase payable and accrued interest	(671,039)	-
	$(198,948)	$-

The accompanying notes are an integral part to these unaudited financial statements.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

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

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2017 had a combined accumulated deficit of $17,962,934 and had negative working capital of $2,774,905. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2014, the Company commenced testing its equipment and began producing prototypes. Depreciation expense classified to operations for the three month periods ended January 31, 2017 and 2016 amounted $30,599 and $50,074, respectively.

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
January 31, 2017

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2017. The Company's financial instruments consist of accounts payables and notes and loans payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Loss Per Share of Common Stock

The company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  For the three month periods ended January 31, 2017 and 2016, respectively, the Company has recorded a net loss and therefore we have not presented diluted earnings per share.

Convertible Debt Instruments

If the conversion features of conventional debt instruments provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to operations over the life of the debt using the effective interest method. The Company was required to record BCF of $150,000 on the convertible debt it issued during the three months ended January 31, 2017.

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
January 31, 2017

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
January 31, 2017

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 18, 2013, the Company purchased various equipment relating to its 3D metal printing operation from Mr. Janssen for $500,000. The $500,000 is evidenced by a promissory note assessed interest at an annual rate of 1.64%. Accrued interest is payable quarterly with the Principal balance and any unpaid accrued interest fully due and payable on December 15, 2018. Mr. Janssen has the right to convert any outstanding principal and accrued interest into restricted shares of the of the Company's common stock at a conversion price of $0.50 per share. The balance due Mr. Janssen at January 31, 2017 totaled $526,261 (October 31, 2016 - $524,095) of which the accrued interest of $26,261 was classified as a short-term liability and the $500,000 was classified as a long-term liability. During the three months ended January 31, 2017, the accrued interest of $2,166 ($2,131 – January 31, 2016) was charged to operations. The Company has not paid any accrued interest.

NOTE 5 - EQUIPMENT

(1)	Equipment Purchased from Mr. Janssen

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

(2)	Equipment Purchased from the ExOne Company

On December 23, 2013, the Company purchased equipment from an unrelated third party for $750,000 of which $75,000 was paid on purchase. The remaining $675,000 is payable in two installments: $375,000 due June 1, 2014 and $300,000 due on September 1, 2014. The terms of the installment payments do not include a stated interest rate, therefore, the Company accounted for the purchase under ASC Topic 835-30-25 "Imputation of Interest" discounting the purchase price of the equipment by $18,795 for imputed interest using an interest rate of 5% per annum. The total gross capitalized value of this equipment was $731,205.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

  NOTE 5 – EQUIPMENT (continued)

(2)	Equipment Purchased from the ExOne Company (continued)

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

During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company has met its payment obligations up to February 2015 and is in default of its current payment obligations. The Company has entered into negotiations with the third party to revise the payment schedule with respect to the purchase, however the loan is presently in default and is currently payable in full as at November 23, 2016 in the total remaining amount of $681,039 (October 31, 2016 - $678,265).

On November 23, 2016, the Company and ExOne entered into a title transfer, conditional release and equipment lease agreement where under the Company, notified of its default under the original terms of the agreement and amendments thereto effective January 11, 2017, agreed to transfer title of the equipment back to ExOne, agreed to a lump sum payment of $10,000 and agreed to enter into a 24 month lease for the equipment under the following terms:

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

The Company treated this transaction as disposal of equipment and recorded gain on disposal of $198,948 as follows:

Disposal equipment at cost	$731,205
Accumulated depreciation	(259,114)
Loss on carry value on disposal equipment	(472,091)

Settlement of equipment purchase payable and accrued interest	681,039
Lumpsum payment	(10,000)
Gain of debt settlement	671,039

Net on disposal	$198,948

(3)	Additional Equipment Purchased

During the year ended October 31, 2014 in connection with the aforementioned equipment purchase, the Company capitalized an additional $23,366 in respect of installation costs.

In addition, the Company purchased additional equipment with a total value of $138,410 during the three months ended July 31, 2015 which has been capitalized on the Company's balance sheets. Of this amount a total of $122,465 is subject to an equipment finance agreement as more fully descried in Note 6(6) below.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

  NOTE 5 – EQUIPMENT (continued)

Capitalized manufacturing equipment (gross) at January 31, 2017 totaled $661,776 and October 31, 2016 totaled $1,392,981.

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(1)	Third party convertible promissory notes

An unrelated third party advanced $25,000 to the Company on February 14, 2015. The $25,000 is evidenced by an unsecured promissory note bearing interest at a rate of 10%. The interest shall be accrued beginning on August 1, 2015. Outstanding principal and accrued interest is fully due and payable on December 31, 2016. The holder has the right to convert any or all of the outstanding principal and accrued interest into shares of the Company's common stock at a conversion rate of $0.10 per share. Upon conversion, the holder has certain registration rights. The Company is obligated to bear all costs associated with the registration of the shares. During the three months ended January 31, 2017, the Company paid $5,000 in cash. The outstanding balance at January 31, 2017 amounted to $23,666 (October 31, 2016 - $28,137). As per the terms of the agreement, the Company accrued interest of $529 during the three months ended January 31, 2017 which was charged to operation.

An unrelated third party advanced $17,500 to the Company on September 7, 2016. The $17,500 is evidenced by an unsecured promissory note bearing interest at a rate of 8%. The interest shall be accrued beginning on January 1, 2017. Outstanding principal and accrued interest is fully due and payable on December 31, 2017. The outstanding balance at January 31, 2017 and October 31, 2016 amounted to $17,500. As per the terms of the agreement, the Company accrued interest of $115 during the three months ended January 31, 2017 which was charged to operation.

(2)	The ExOne Company

As further detailed above in Note 5(2) – Equipment, on October 23, 2014 the Company entered into a Secured Promissory Note, Loan and Security Agreement (the "Note") in the principal amount of $675,000 with interest accruing at a rate of 5% per annum. Under the terms of the Note, principal and accrued interest are paid in monthly installments of $20,230 commencing on December 1, 2014. The note is secured by a lien on the purchased equipment. During the fiscal year ended October 31, 2015, the Company paid $60,461, of which $52,472 was applied to the principal and $7,989 applied to interest. The Company met its payment obligations up to February 2015 and thereafter was in default of its payment obligations. On November 23, 2016, the Company and ExOne entered into a title transfer, conditional release and equipment lease agreement where under the Company, notified of its default under the original terms of the agreement and amendments thereto effective January 11, 2017, agreed to transfer title of the equipment back to ExOne, agreed to a lump sum payment of $10,000 and agreed to enter into a 24 month lease for the equipment

(3)	Lender 1

a.	5% various notes payable

Balance, October 31, 2015	$278,353
Additional: Principal	20,500
Accrued interest:	14,089
Balance, October 31, 2016	312,942
Accrued interest:	3,725
Balance, January 31, 2017	$316,667

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

NOTE 6 - NOTES PAYABLE – UNRELATED PARTY

(3)	Lender 1 (continued)

a.	5% various notes payable (continued)

During the fiscal year ended October 31, 2016, the Company received an additional $20,500 in loans from the aforementioned party which is assessed interest 5% per annum and mature at various dates through July 1, 2018. During the three months ended January 31, 2017 the Company accrued a further $3,725 in interest.

b.	5% convertible note

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

On December 20, 2016, the Company and the promissory note holder entered into an amendment to the terms of that certain note and accrued interest whereby, among other considerations, the conversion price was reduced from $0.10 per share to $0.001 per share.

The Company recognized the intrinsic value of the embedded beneficial conversion feature ("BCF") for the convertible note on the date of the repricing, and recorded the beneficial conversion feature as additional paid-in capital reducing the carrying value of the convertible note from $150,000 to $nil on December 20, 2016.

Further, the lender assigned a total of $40,000 of its principal debt to an arm's length third party who converted a total of $6,000 in principal to 6,000,000 shares of common stock during the three months ended January 31, 2017.

(4)	Lender 2

Balance, October 31, 2015	$71,105
Accrued interest	3,259
Balance, October 31, 2016	74,364
Accrued interest	819
Balance, January 31, 2017	$75,183

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

Accrued interest charged to operations for the three months ended January 31, 2017 totaled $819.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

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

	Note 1	Note 2
Balance, October 31, 2015	$26,459	$105,836
Accrued interest	2,507	10,027
Balance, October 31, 2016	28,966	115,863
Accrued interest	630	2,520
Balance, January 31, 2017	$29,596	$118,383

(6)	Equipment Finance Agreement

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

During the three months ended January 31, 2017, the Company paid $11,000 which was applied to the principal balance.

The balance due on this obligation January 31, 2017 is $236,648 (October 31, 2016 - $242,267).

During the fiscal year ended October 31, 2015 in connection with the aforementioned equipment purchase, the Company capitalized the equipment (gross) at October 31, 2015 in an amount totaling $122,465. The EFA is personally guaranteed by the Company's President, Mr. Roger Janssen.

3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

NOTE 7 - STOCKHOLDERS' EQUITY

For the three months ended January 31, 2017

On December 21, 2016, a note holder converted $4,000 of outstanding principal into a total of 4,000,000 shares of the Company's common stock at $0.001 per share.

On January 19, 2017, a note holder converted $2,000 of outstanding principal into a total of 2,000,000 shares of the Company's common stock at $0.001 per share.

For the fiscal years ended October 31, 2016

No Shares were issued during the period.

There were a total of 43,461,409 and 37,461,409 shares issued and outstanding as of January 31, 2017 and October 31, 2016, respectively.
NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective November 23, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, Roger Janssen. Under the terms of the agreement, Mr. Janssen will receive a base salary of $15,000 a month over the three-year term of the agreement. At the sole discretion of the board of directors, Mr. Janssen may be granted performance bonuses and may also participate in any incentive plans that the Company may establish. In addition, Mr. Janssen received 30,000,000 shares of the Company's restricted common stock as a signing bonus. The shares were valued at $4,800,000 based upon the trading price of the shares on the date of grant. Officer's compensation for the year ended October 31, 2014 amounted to $4,887,449 including the indicated stock based compensation of $4,800,000. Accrued compensation due Mr. Janssen as of January 31, 2017, amounted to $479,555 (October 31, 2016 - $448,130), which is included in the balance of other payables – related parties as reflected in the accompanying balance sheet. The $479,555 is net of $13,575 that was actually paid to Mr. Janssen during the three month period ended January 31, 2017.

On March 30, 2015, the Company entered into an equipment rental agreement with Santeo Financial Corp. with respect to certain manufacturing equipment. The term of rental is 24 months, with an option to purchase the equipment at any time up to the end of the rental agreement. Under the terms of the agreement the Company shall pay a security deposit of $700 and agreed to a monthly rental fee of $350 with the first month payable upon signing. The Company did not make any payments under this agreement in the period ended January 31, 2017 and October 31, 2016 and has accrued a total of $8,330 and $7,175, respectively, as due and payable.

On February 29, 2016, the Company extended a lease agreement originally entered into in January 2014 for a term of five years expiring February 28, 2021.  Minimum annual lease payments under the extended lease are as follows:

Year ending October 31, 2017: $39,420
Year ending October 31, 2018: $53,420
Year ending October 31, 2019: $54,452
Year ending October 31, 2020: $55,484
Year ending October 31, 2021: $9,276

 3DX INDUSTRIES, INC.
Notes to Unaudited Financial Statements
January 31, 2017

NOTE 9 - SUBSEQUENT EVENTS

(a)
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

(b)
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

(c)	On April 28, 2017, a third-party lender with various amounts outstanding agreed to release and waive a total of $367,170, inclusive of accrued interest thereon, with no further consideration payable.

(d)	On June 15, 2017, a total of 3,000,000 shares originally issued to settle part of convertible note in the amount of $3,000 as discussed in Note 9(c) above were returned to treasury and canceled.

(e)
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

RESULTS OF OPERATIONS

Plan of Operation

As of January 31, 2017, we had $25,928 of cash on hand. We incurred operating expenses in the amount of $272,863 during the three months ended January 31, 2017. These operating expenses were comprised of general and administrative expenses, professional fees, management salaries, consulting fees, and other miscellaneous expenses.

The Company commenced revenue generating operations from its primary business in the manufacturing sector during fiscal 2015. During the three month period we generated gross revenues of $100,751 as compared to $88,062 in the prior comparative period. While we expect to see an increase in revenues as we secure additional customers, we are not presently generating enough revenue to meet our operational overhead. Management cannot guarantee that the Company will be successful in its existing business operations and the Company's business is subject to risks inherent in the operation of a business enterprise with limited revenue generating operations, including limited capital resources and ongoing operational shortfalls

Our current cash holdings are not yet sufficient to satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund the shortfall in our operations over the next 12 months; however, management provides no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue operations, develop, or expand its existing operations.  Equity financing could result in additional dilution to the Company's existing shareholders.

For the three month periods ended January 31, 2017, as compared to the same periods ended January 31, 2016.

Revenues

The Company generated $100,751 and $88,062 in revenues from operations and $1,698 and $9,397 in cost of goods sold for the three months ended January 31, 2017 and 2016, respectively. Revenues were slightly increased over the respective periods.

Expenses

For the three months ended January 31, 2017 and 2016 total operating expenses were $272,863 and $295,235, respectively. The slight decrease in expenditures for the three months ended January 31, 2017 as compared to the same three month period in 2016 relates reduction in depreciation and amortization over the respective periods, as well as a substantive decrease in professional fees. During the respective comparative periods, the Company expensed $30,599 and $50,074 as depreciation and amortization expense. Professional fees were reduced from $27,866 in fiscal 2016 to only $10,133 in the current three month period of fiscal 2017.  General and administrative expenses were slightly increased from $217,295 in 2016 to $232,131 in the three months ended January 31, 2017. Interest expenses increased period over period  due to the fact that holders of certain convertible notes and the Company renegotiated the conversion terms during the period ended January 31, 2017.  As a result the Company recorded $150,000 relative to the amortization of the debt discount as interest expenses in the period, with no similar expense in the prior comparative three month period.  Further there was a one time gain on disposal of equipment in the current period of $198,948, again with no similar comparative entry in fiscal 2016. The Company recorded net losses of $145,312 and $243,733 for the three months ended January 31, 2017 and 2016.

Working Capital

	January 31, 2017	October 31, 2016	Difference
Current Assets	$58,605	$57,834	$771
Current Liabilities	$2,833,510	3,346,119	$(512,609)
Working Capital	$(2,774,905)	$(3,288,285)	$513,380

Cash Flows
	Three Months Ended January 31, 2017	Three Months Ended January 31, 2016
Net Cash (Used) in Operating Activities	$(74,543)	$(3,895)
Net Cash (Used) in Investing Activities	-	-
Net Cash Provided by Financing Activities	84,000	-
Net Increase (Decrease) in Cash During the Period	$9,457	$(3,895)

Interest Expense

Interest expense for the three months ended January 31, 2017 $170,450 as compared to $27,163 for the three months ended January 31, 2016. Interest expense in the current three month period includes a one time amortization of debt discount relative to the repricing of certain convertible notes in the amount of $150,000.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) investor loans; and (ii) financing activities. Our cash balance as of January 31, 2017 is $25,928.

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

Going Concern

The Company has incurred net losses since inception, and as of January 31, 2017 had a combined accumulated deficit of $17,962,934 and had negative working capital of $2,774,905. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of January 31, 2017 we had no off-balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on this evaluation, our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of January 31, 2017.

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

On December 21, 2016, a note holder converted $4,000 of outstanding principal into a total of 4,000,000 shares of the Company's common stock at $0.001 per share.

On January 19, 2017, a note holder converted $2,000 of outstanding principal into a total of 2,000,000 shares of the Company's common stock at $0.001 per share.

2.	Subsequent Issuances:

A lender holding a convertible note with a principal balance of $150,000 (the "Original Note")  (refer to Note 6(3)(b)) provided conversion notices totaling $5,000 in respect of the balance still held under the aforementioned Original Note by the original lender and was issued a total of 5,000,000 shares.

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